Form 10-K/A
period 1994-12-31
KRAUSES FURNITURE INC
filed 1995-05-01
CIK 701974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 2

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1994
                           -----------------------------------------------------
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    -----------------------
Commission file number    0-17868
                       ---------------------------------------------------------

                            KRAUSE'S FURNITURE, INC.
- --------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter)

             Delaware                                       77-0310773
- -----------------------------------               ------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

5980 Stoneridge Drive, Suite 109, Pleasanton, California                   94588
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:    (510) 460-6201
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
- --------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X              No
                               -----               -----

         As of February 28, 1995, the aggregate market value of Registrant's $.001 par value Common Stock held by non-affiliates was approximately $9,700,000 based on the closing price for the stock.

         As of February 28, 1995 there were 11,054,953 shares of $.001 par value Common Stock outstanding.

                                   Part III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

         Set forth below is a list of the directors and executive officers of the Company, and their respective business experience over the last five years.

Directors

         Jean R. Perrette, age 63, has been Chairman of the Board since June 1991, President and Chief Executive Officer from June 1991 through July 1992 and a director since May 1988. Mr. Perrette has been President and a director of Worms & Co., Inc., an investment management firm in New York, since July 1986. Mr. Perrette has served in various capacities for Maison Worms & Cie (a Paris-based investment firm which has investments in the insurance, banking, shipping and other industries) and its United States affiliates since 1961. He currently serves as a director of Re Capital Corporation.

         Thomas M. DeLitto, age 42, has been Vice Chairman of the Board since December 1994, Chief Executive Officer since April 1995 and a director since June 1991. He was President and Chief Executive Officer from July 1992 to December 1994 and he was Executive Vice President and Chief Operating Officer from June 1991 to July 1992. Mr. DeLitto has been President of Worms Capital Management, Inc., a wholly-owned subsidiary of Worms & Co., Inc., since October 1990; in this capacity he oversees operations of that company's direct investment activities. Since July 1988 Mr. DeLitto has also been President of TMD Management Services, a management consulting firm providing services in the areas of strategic planning, finance and operations.

         Collectors' Guild International ("CGI"), as well as its subsidiaries, Collectors' Guild Ltd., a Delaware corporation, and A.P.F. Inc., a New York corporation, filed bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on June 12, 1990, in the Southern District of New York - New York City (case numbers: 90-11842 HCB, 90-11843 HCB, and 90-11844 HCB, respectively). CGI's plans for reorganization were rejected by its creditors, and the court ordered an immediate liquidation. The assets of CGI were accordingly auctioned on October 15, 1990.

         Mr. DeLitto was hired by CGI for the positions of director, President and Chief Executive Officer, effective June 1, 1990 (12 days prior to filing). CGI's owners hired him specifically for his expertise in crisis management in order to manage the process of taking CGI into bankruptcy. Mr. DeLitto was in no way responsible for the events that led to CGI's filing and was subsequently hired by the investment firm which owned and controlled CGI.

         Gary S. Vandeweghe, age 56, has been secretary and a director since July 1987. Mr. Vandeweghe is an attorney admitted in the States of California and New York, and has been in private practice with the firm of Rankin, Luckhardt, Vandeweghe, Landsness & Lahde and predecessor firms in San Jose, California since 1973. Mr. Vandeweghe currently serves as director of SJNB Financial Corp., the bank holding company for the San Jose National Bank, and of Cobra Golf Incorporated.

         Kamal G. Abdelnour, age 58, has been a director since February 1993. Mr. Abdelnour has been President and Chief Executive Officer of ATCO Development, Inc. ("ATCO") since 1980. ATCO is engaged in the business of investments, real estate ownership and management, and export sales. Mr. Abdelnour currently serves as a director of First National Bankshares, Inc. Mr. Abdelnour has been nominated in accordance with a contractual undertaking by the Company to do so.

         Bernadette Castro, age 50, has been a director since September 1993. Ms. Castro has been Commissioner, New York State Parks, Recreation and Historic Preservation since January 1995. Ms. Castro also has been President and Chief Executive Officer of Pentagon Group, Inc. ("Pentagon"), formerly Castro Convertible Corporation, since January 1990; prior thereto, she was Senior Executive Vice President. Pentagon formerly was a manufacturer of sofabed mechanisms that also operated retail stores selling upholstered sofabeds, which retail business was acquired by Krause's Sofa Factory in May 1993. See Item 13.

         J. Richard Cordsen, age 42, has been a director since May 1990. Mr. Cordsen has been Senior Vice President of United Gulf Management, Inc., or related entities since September 1988 and held various other positions with the same group of entities since January 1983. Mr. Cordsen is responsible for direct investment activities. Prior to his association with United Gulf Management, Inc., Mr. Cordsen held various positions with Chase Manhattan Bank in London, Saudi Arabia and New York.

         Michael W. Gibbons, age 39, has been a director since July 1992. He was President and Chief Executive Officer of the Company from December 1994 to April 1995. Mr. Gibbons was part of management of Krause's Sofa Factory ("KSF") the Company's wholly-owned operating subsidiary, from May 1986 to April 1995. After serving on a temporary basis as Chief Financial Officer and Chief Operating Officer, he became the President and Chief Executive Officer of KSF in April 1989. From 1983 to 1991, Mr. Gibbons was a co-owner of Equivest Partners, Inc., a private merchant banking firm.

         Isaac Robert Souede, age 43, has been a director since August 1986. Mr. Souede is currently President and Chief Executive Officer of Worms Asset Management, a division of Worms & Co., Inc., an investment management firm, and has been Executive Vice President of Worms & Co., Inc. since October 1985.

Executive Officers Who Are Not Directors

         Stephen Anderson, age 44, has been President and Chief Operating Officer since April 1995, and has been President and Chief Operating Officer of KSF since November 1994. Prior to his association with the Company and KSF, Mr. Anderson held various executive positions with The Stanley Works. He was President and General Manager of Stanley Door Systems Division from January 1991 until February 1994 and Vice President of The Garage Door Division from August 1989 to January 1991.

         Robert G. Sharpe, age 59, has been Executive Vice President Corporate Development and Treasurer since April 1995. He was Chief Financial Officer and Treasurer from July 1987 to April 1995, and served as a director from July 1987 to May 1993.

         Mark J. Gill, age 38, has been Chief Financial Officer since
April 1995, and has been Chief Financial Officer of KSF since October 1989.

ITEM 11.   EXECUTIVE COMPENSATION.

         The following table discloses compensation received by the Company's Chief Executive Officer and the two other executive officers whose annual compensation exceeded $100,000 and who were executive officers at the end of the year.

                           SUMMARY COMPENSATION TABLE


                                                                       Long Term
                                                                      Compensation
                                                                     ---------------
                                           Annual Compensation         Securities             All Other
                                           -------------------         Underlying           Compensation
    Name and Principal Position      Year  Salary($)  Bonus($)       Options/SARs(#)           ($)(3)
    ---------------------------      ----  ---------  --------       ---------------        ------------
Thomas M. DeLitto(1)                 1994                                 5,000                15,000
    President, Chief Executive       1993                                 2,500                14,500
    Officer and Director             1992                                 2,500                17,855

Michael W. Gibbons(2)                1994   222,237                                            14,125
    Director, President and          1993   217,767                     178,200                14,500
    Chief Executive Officer          1992   203,748                                             5,708
    of KSF

Robert G. Sharpe                     1994   155,187   30,000             10,000
    Chief Financial Officer          1993   142,083   30,000             25,000                 5,300
    and Director (5)                 1992   131,667   30,000             10,000                17,125

- ------------

(1) Worms Capital Management, Inc., of which Mr. DeLitto is President, performed certain executive management services on behalf of the Company (Mr. DeLitto is currently Vice Chairman and Chief Executive Officer and was President and Chief Executive Officer of the Company until December 1994) during 1994 and received $200,000 for such services. See Item 13.

(2) Mr. Gibbons entered into a three year employment agreement with KSF on April 29, 1991. The agreement provided an annual salary of $198,000, $208,000, and $218,000 in the first, second and third years, respectively. The agreement also provided for an annual bonus based on KSF's pre-tax income which exceeds $1 million. Effective April 29, 1994 Mr. Gibbons and KSF entered into a new employment agreement, which provided for a base annual salary of $225,000 in the first year and a discretionary bonus. No annual bonus has been paid or accrued through 1994 under the employment agreements. Mr. Gibbons resigned as President and Chief Executive Officer in April 1995.
    See Item 13.

(3) Other annual compensation represents directors' fees from the Company and from KMC Enterprises, Inc., a subsidiary of the Company prior to its merger with the Company on July 31, 1992.

(4) Options to purchase common stock of KSF at $5.00 per share converted into the right to purchase the Company's common stock at $1.54 per share upon KSF's merger with the Company.

(5) Mr. Sharpe was a director of the Company until May 1993.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                              Potential Realizable
                                          Number of   % of Total                                Value at Assumed
                                         Securities    Options/                                  Annual Rates of
                                         Underlying      SARs                                     Stock Price
                                          Options/    Granted to     Exercise                     Appreciation
                                            SARs      Employees       or Base                    for Option Term
                                          Granted     in Fiscal       Price       Expiration    ------------------
                                            (#)        Year (1)       ($/Sh)         Date       5%($)       10%($)
Name                                     ----------   ----------     --------     ----------    -----       ------

     Thomas M. DeLitto . . . . . . . .       5,000         5.1%       2.00         07/31/04     16,289      25,937
     Michael W. Gibbons  . . . . . . .       None
     Robert G. Sharpe  . . . . . . . .      10,000        10.3%       2.37         06/16/04     38,605      61,472

- -----------
(1) The Company granted options for a total of 37,500 shares to directors and 60,003 shares to employees of the Company and KSF during 1994.



                    AGGREGATED OPTION/SAR EXERCISES IN 1994
                       AND YEAR-END OPTION/SAR VALUES(1)

                        Number of Securities Underlying                Value of Unexercised
                           Unexercised Options/SARs                  In-the-Money Options/SARs
                             at Fiscal Year-End                        at Fiscal Year End(2)
                        --------------------------------          -------------------------------
                        Exercisable        Unexercisable          Exercisable       Unexercisable
                        -----------        -------------          -----------       -------------
Name
- ----
Thomas M. DeLitto          5,000               5,000                $  2,826          $    625
Michael W. Gibbons       369,360             106,920                 174,377                 -
Robert G. Sharpe          36,000               9,000                  25,075                 -

- ------------
(1) No options or SARs were exercised by the above-named executives in 1994.

(2) Based on closing price of common stock as quoted on NASDAQ of $2.125 on December 30, 1994.

                        REPORT OF COMPENSATION COMMITTEE

    The Compensation Committee's policy is to review and make recommendations to the Board of Directors on cash compensation and other compensation for the Company's executive officers. The Committee takes into account many factors in making the determination of aggregate compensation, including awards of stock options. Such factors include (1) the financial results of the Company for the preceding fiscal year, (2) the performance of the Company's stock, (3) the experience level and performance of the executive officers, (4) compensation paid to executive officers in prior years and (5) compensation of executive officers employed by companies in industries similar to that of the Company. The Committee also considers and intends to set executive compensation policies in order to preserve qualifying compensation deductions under Section 162(m) of the Internal Revenue Code which could limit certain deductions for executive compensation. This provision will not apply to the Company in 1994.

    The Committee awards stock options to employees based on salary levels, special circumstances such as promotions and contractual commitments, as well as the performance, experience and level of responsibility of each executive. The Company's executive officers have a significant equity ownership in the Company, and the Committee is of the view that this has been and continues to be a key factor in focusing the efforts of management in building stockholder value.

    In 1994, the compensation to executive officers was comprised of (1) annual salary, (2) a cash bonus based on performance of the executive, and (3) other employee benefits, including stock options. See Item 11.

    Thomas M. DeLitto, the Chief Executive Officer of the Company until December 1994, did not receive compensation (other than directors fees) from the Company. Worms Capital Management, Inc., which employed Mr. DeLitto, was paid an annual management fee approved by the Board of Directors. The management fee totaled $200,000 for 1994.

    Compensation of KSF's Chief Executive Officer, and the Company's Chief Executive Officer in December 1994 Michael W. Gibbons, was determined in accordance with Employment Agreements entered into in April 1991 and 1994.

    COMPENSATION COMMITTEE. Jean R. Perrette (Chairman), Bernadette Castro, J. Richard Cordsen, and Gary S. Vandeweghe were the members of the Compensation Committee during 1994.

                                PERFORMANCE GRAPH
              KRAUSE'S FURNITURE, INC., NASDAQ (U.S. COMPANIES) AND
                  NASDAQ HOME FURNITURE AND FURNISHINGS STORES

  COMPARISON OF CUMULATIVE TOTAL RETURN FROM JULY 3, 1990 TO DECEMBER 31, 1994

                                   Krause's                    NASDAQ               Home Furniture and
           Date                 Furniture, Inc.           (U.S. Companies)          Furnishings Stores
           ----                 ---------------           ----------------          ------------------
         07/03/90                    100.0                      100.0                     100.0
         12/31/90                     39.5                       82.6                      66.8
         12/31/91                     20.4                      132.6                     139.0
         12/31/92                     26.3                      154.3                     148.1
         12/31/93                     44.7                      176.1                     137.6
         12/31/94                     44.7                      172.2                     122.1


    The above graph shows the cumulative total return assuming $100 invested (and reinvestment of dividends) on July 3, 1990, the date on which the Company's common stock commenced trading on NASDAQ.

    The following graph shows the cumulative total return from April 30, 1991, the day after the Company acquired control of Krause's Sofa Factory. This return measure is more indicative of performance related to the Company's current business and to the selected peer groups.

                                PERFORMANCE GRAPH
 COMPARISON OF CUMULATIVE TOTAL RETURN FROM APRIL 30, 1991 TO DECEMBER 31, 1994

                                   Krause's                    NASDAQ               Home Furniture and
           Date                 Furniture, Inc.           (U.S. Companies)          Furnishings Stores
           ----                 ---------------           ----------------          ------------------
         04/30/91                    100.0                      100.0                     100.0
         12/31/91                     77.5                      122.8                     137.1
         12/31/92                    100.0                      142.8                     146.1
         12/31/93                    170.0                      164.0                     135.7
         12/31/94                    170.0                      160.3                     120.5


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee of the Board of Directors are Jean
R. Perrette, Chairman of the Board of the Company, Bernadette Castro, Commissioner, New York State Office of Parks, Recreation and Historic Preservation, J. Richard Cordsen, Senior Vice President of United Gulf Management, Inc., and Gary S. Vandeweghe, Secretary of the Company. Mr. Perrette is chairman of the Compensation Committee.

    Mr. Perrette is President and a director of Worms & Co., Inc. ("Worms"). Mr. DeLitto is President of Worms Capital Management, Inc. ("WCMI"), a wholly-owned subsidiary of Worms & Co., Inc. WCMI provided various services for the Company and its subsidiaries in 1994, including the services of Mr. DeLitto as the Company's Chief Executive Officer. WCMI will also provide such services in 1995. See Item 13.

    Mr. Vandeweghe performed certain legal services for the Company during 1994. The fees for such services amounted to less than 5% of his gross revenue for 1994.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT.

    Based on the Company's records and other information obtained from Schedules 13G and 13D and Forms 4 filed with the Securities and Exchange Commission, the following table sets forth as of April 1, 1995 all persons known to be beneficial owners of more than 5% of the Company's voting securities as well as share ownership of all executive officers and directors individually and as a group.


                                                                     SHARES                        PERCENT OF SHARES
                                                             BENEFICIALLY OWNED (7)                 OUTSTANDING (7)
                                                    ----------------------------------------    -----------------------
                NAME AND ADDRESS OF                 COMMON                     SERIES A         COMMON      SERIES A
                 BENEFICIAL OWNER                   STOCK                PREFERRED STOCK(11)     STOCK  PREFERRED STOCK
                -------------------                 ------               -------------------    ------  ---------------
Maison Worms & Cie  . . . . . . . . . . . . . . .   3,475,646(1)                 191,533(12)    31.2%      52.5%
     c/o Worms Co., Inc.
     900 Third Avenue
     New York, NY 10022

Permal Capital Partners, L.P. . . . . . . . . . .   1,610,913(9)                  76,839        14.5%      21.1%
     c/o Worms Management Corporation.
     900 Third Avenue
     New York, NY 10022

Michael W. Gibbons  . . . . . . . . . . . . . . .   1,495,156(2)                  11,698        13.1%       3.2%

Worms Capital Management, Inc.  . . . . . . . . .   1,304,035                      7,111        11.8%       1.9%
     900 Third Avenue
     New York, NY 10022

Kuwait Investment Projects Company Ltd  . . . .  .    869,270(9)                   9,099         7.8%       2.5%
     c/o United Gulf Management
     176 Federal Street
     Boston, MA 02110

Apex Capital, LLC . . . . . . . . . . . . . . . .     753,868                       ___          6.8%        ___
     Pine Grove
     4 Orinda Way, Suite 240-B
     Orinda, CA 94563

Kalman and Bernelle Krause  . . . . . . . . . . .     615,600                       ___          5.6%        ___
     20620 Chatsboro Drive
     Woodland Hills, CA 91364

Jean R. Perrette  . . . . . . . . . . . . . . . .     576,157(3)(4)(5)            15,555         5.2%       4.3%

Robert G. Sharpe  . . . . . . . . . . . . . . . .     255,266(8)                   1,100         2.3%         *

Bernadette Castro . . . . . . . . . . . . . . . .     207,500(15)                   ___          1.8%        ___

Isaac Robert Souede . . . . . . . . . . . . . . .     170,879(3)(5)(10)            5,555         1.5%       1.5%

J. Richard Cordsen  . . . . . . . . . . . . . . .     151,412(3)(5)                 ___          1.4%        ___

Kamal G. Abdelnour  . . . . . . . . . . . . . . .      73,096(3)(14)                ___            *         ___

Thomas M. DeLitto . . . . . . . . . . . . . . . .      65,399(3)(5)        1,637           *          *

Gary S. Vandeweghe  . . . . . . . . . . . . . . .       7,000(5)             ___           *        ___

Kenneth W. Keegan . . . . . . . . . . . . . . . .       6,310(5)             ___           *        ___


All executive officers and directors as
     a group (10 persons) . . . . . . . . . . . .   7,763,356(6)         236,177(13)    64.3%      64.7%

- ----------

*Less than 1%

    (1) Maison Worms & Cie, through its affiliates, is deemed to be the beneficial owner of shares and warrants described in this footnote. Includes 74,928 shares owned by PFA Tiard, 485,770 shares owned by Permal Special Opportunities Ltd., 1,304,035 shares owned by Worms Capital Management, Inc. and 1,528,946 shares owned by Permal Capital Partners, L.P., all of which are affiliates of Maison Worms & Cie, as to all of which shares Maison Worms & Cie disclaims beneficial ownership. Also includes a warrant to purchase 81,967 shares of common stock at $3.05 per share owned by Permal Capital Partners, L.P.

    (2)  Includes options to purchase 369,360 shares of common stock.

    (3) Jean R. Perrette and Isaac Robert Souede are executive officers of Worms & Co., Inc., a wholly-owned subsidiary of Maison Worms & Cie. Thomas M. DeLitto is President of Worms Capital Management, Inc., a wholly-owned subsidiary of Worms & Co., Inc. Kamal G. Abdelnour and J. Richard Cordsen are directors of Worms Management Corporation, an indirect wholly-owned subsidiary of Worms & Co., Inc.

    (4) Includes 1,000 shares owned by Mr. Perrette's wife and 41,000 shares owned by Mr. Perrette's children, as to which Mr. Perrette disclaims beneficial ownership. Also includes 100,000 shares held by Hopewell Holdings, Inc., a family corporation controlled by Mr. Perrette.

    (5) Includes an option to purchase 2,500 shares of common stock at $1.03 per share and an option to purchase 2,500 shares at $2.09 per share.

    (6) Includes 3,393,679 shares of common stock and warrants to purchase 81,967 shares of common stock deemed beneficially held by Maison Worms & Cie and its affiliates, 787,303 shares and warrants to purchase 81,967 shares held by Kuwait Investment Projects Company Ltd. and affiliates, and 410,265 shares held beneficially by ATCO Holdings Limited.

    (7) Outstanding warrants and options held by each of the principal stockholders, officers and directors which are exercisable currently or within 60 days are deemed to be outstanding shares of common stock for their respective calculations.

    (8) Includes a warrant to purchase 100,000 shares of common stock at $2.00 per share.

    (9) Includes a warrant to purchase 81,967 shares of common stock at $3.05 per share.

   (10) Includes 52,440 shares held by Mr. Souede's wife, as to which shares Mr. Souede disclaims beneficial ownership. Also includes 1,250 shares held by Souede & Evans, a general partnership in which Mr. Souede holds a 50% general partnership interest.

   (11) Each share of Series A preferred stock is convertible into 10 shares of common stock.

   (12)  Shares are held by affiliates of Maison Worms & Cie.

   (13) Includes shares deemed beneficially owned by Maison Worms & Cie and Kuwait Investment Projects Company Ltd. since directors of the Company are affiliated with those entities.

   (14) Includes option to purchase 2,500 shares of common stock at $1.75 per share, option to purchase 2,500 shares at $2.50 per share, and a warrant to purchase 68,096 shares of common stock at $1.50 per share held by IMC Associates, a general partnership in which Mr. Abdelnour holds a 50% interest.

   (15) Includes option to purchase 2,500 shares of common stock at $2.78 per share and a warrant to purchase 200,000 shares of common stock at $5.00 per share held by Pentagon, in which a trust of which Ms. Castro is a trustee and beneficiary holds a 50% interest.

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1994, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements, with the following exceptions: Director Bernadette Castro filed a Form 5 on March 24, 1995 reporting directors' option for 5,000 shares of common stock granted September 21, 1994. This Form 5 was due February 14, 1995.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    During 1994 there were a number of transactions which occurred between the Company and its subsidiaries and certain directors and their affiliates. The Company believes that each such arrangement was as fair as could have been obtained from unaffiliated persons.

    Financing Transactions. In May 1993 KSF entered into a $5 million secured revolving credit arrangement with lenders including Michael W. Gibbons ($200,000), Worms ($1,000,000), Permal Capital Partners L.P. ("PCP") ($1,400,000), Permal Investment Holdings N.V., a fund managed by Worms ($2,000,000), and the Company ($400,000). Subsequently the Company purchased the Worms position and the PCP note was reduced to $500,000. The notes were due no later than January 15, 1995, but were paid in full in August and September 1994. Interest at the annual rate of 17% was payable quarterly by KSF. Worms Management Corporation, an indirect subsidiary of Worms, as agent for the lenders, received an agency fee from the lenders equal to 1.5% per annum based on the principal amount of notes outstanding.

    In December 1992 the Company issued $15 million of Senior Secured Term Notes to purchasers including Mr. Gibbons ($500,000), Worms ($1,200,000), PCP ($2,000,000), Permal Special Opportunities Ltd. ("PSO") ($500,000), ATCO Holdings Limited ("ATCO") ($5,000,000) and other entities which may be deemed affiliates of the Company. The notes were due no later than January 18, 1995 with interest, payable quarterly, at 8.5% except for the ATCO note which carried interest at prime plus 2.5%. In late 1993 certain lenders including Mr. Gibbons, Worms, PCP and PSO exchanged their right to receive interest in cash from October 1, 1993 through maturity of the notes for shares of the Company's Series A preferred stock. The notes were paid in full on August 30, 1994.

    Transactions with Kenneth W. Keegan. In May 1992 KMC sold the outstanding capital stock of its subsidiary KGE, Inc. ("KGE") to Kenneth W. Keegan, who was the President of KMC and KGE and a director of the Company presently not standing for reelection to the Board of Directors. The consideration for the sale included a $300,000 five-year term note from KGE. The note bears interest at prime plus 2% and is secured by the pledge of the outstanding stock of KGE. Terms of the note were amended in March 1994 to provide for additional collateral and adjusted payment terms. In April 1995 the Company received and accepted $100,000 in full settlement of the obligations of KGE.

    Transactions with Michael W. Gibbons. On December 18, 1992 Mr. Gibbons purchased $500,000 of the Company's Senior Secured Term Notes. In May 1993 he loaned $200,000 to KSF as part of a $5 million secured revolving credit arrangement with various lenders. These notes were both repaid in full in August 1994. On January 3, 1994 Mr. Gibbons received 2,455 shares of the Company's Series A preferred stock at $22.50 per share, for interest payable from October 1, 1993 through maturity of the note. In 1994 Mr. Gibbons received $20,250 for interest on the secured revolving credit note. See "Financing Transactions" above.

    Mr. Gibbons and KSF entered into an Employment Agreement effective April 29, 1994 providing for salary and bonus. Under the Employment Agreement Mr. Gibbons served as Chief Executive Officer of KSF. The Agreement provided for a base salary of $225,000 in the first year with minimum annual increases of $5,000. No bonus has been paid or accrued to date under the agreement.

    Mr. Gibbons resigned as Chief Executive Officer of the Company and KSF in April 1995. Pursuant to a severance agreement between the Company and Mr. Gibbons, he is to receive certain severance payments. In addition, so long as Mr. Gibbons continues to own at least 500,000 shares of the Company's common stock, management of the Company shall include Mr. Gibbons among its slate of nominees for election to the Company's Board of Directors and shall use its best efforts to cause any shares under the control of management and its affiliates to vote in favor of the election of Mr. Gibbons to the Board. The severance arrangements also confer a put option on Mr. Gibbons, entitling him, at his option, over a period expiring April 30, 2002, to sell his shares to the Company at a price of $1.60 per share, with downward adjustments in certain instances. The Company must accept an exercise of the put option in a minimum aggregate purchase price for the shares being put in any month of $20,000 or after January 1996, of $25,000. The Company's obligation to purchase shares in excess of the minimum, up to a maximum of $80,000 in any given month, is tied to a formula of available cash. The Company is also given a call option with respect to Mr. Gibbons' shares, which entitles the Company to purchase his shares at an initial price of $2.07 per share; the call purchase price increases by 15% as of May 1 each year during the seven-year put/call option term.

    Transactions with Bernadette Castro. In May 1993 KSF purchased for $3.3 million the retail assets of Castro Convertible Corporation, which name was subsequently changed to Pentagon Group, Inc. ("Pentagon"). In connection with this purchase KSF and Ms. Castro entered into a one-year consulting agreement providing for compensation of $100,000 and a five-year non-competition agreement. During 1994 KSF paid a total of $140,000 to Ms. Castro pursuant to the consulting and non-competition agreements.

    KSF leases 13 showrooms from Ms. Castro, her family and various entities controlled by the Castro family. During 1994 KSF paid approximately
$945,000 for rents under these leases. In addition KSF purchased certain products and sofabed mechanisms from Pentagon. Purchases by KSF of such products and components totalled approximately $262,000 in 1994.

    Transactions with Kalman and Bernelle Krause. KSF leases eight showrooms from Kalman and Bernelle Krause and through an entity controlled by Mr. and Mrs. Krause. During 1994 KSF paid approximately $1,400,000 for rents under these leases.

    Transactions with WCMI. In 1994 WCMI provided various management services for the Company and its subsidiaries for which WCMI received $200,000. WCMI's executive management services (Thomas M. DeLitto, President of WCMI, served as President and Chief Executive Officer of the Company from January to December 1994 and is presently serving as Chief Executive Officer since April 1995) included significant assistance with regard to the Company's financial, strategic, and merger, acquisition and divestiture activities during the year. See "Financing Transactions" above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KRAUSE'S FURNITURE, INC.

Date: May 1, 1995                             By: /s/ Robert G. Sharpe
                                                  ------------------------------
                                                      Robert G. Sharpe
                                                      Executive Vice President
                                                      Corporate Development
                                                      and Treasurer