Form 10-Q
KRAUSES FURNITURE INC
filed 1995-05-22
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________


Commission file number:  0-17868


                  KRAUSE'S FURNITURE, INC.
----------------------------------------------------------
  (Exact name of registrant as specified in its charter)

                   Delaware                                                        77-0310773
---------------------------------------------------------          --------------------------------------------
   (State or other jurisdiction of incorporation)                    (I.R.S. Employer Identification No.)

5980 Stoneridge Drive, Suite 109, Pleasanton, California                               94588
---------------------------------------------------------          --------------------------------------------
        (Address of principal executive offices)                                     (Zip Code)

                      (510)  460-6201
---------------------------------------------------------
   (Registrant's telephone number, including area code)


---------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [x] Yes  [ ] No

As of May 1, 1995 the Registrant had 11,054,953 shares of common stock outstanding.

                                     INDEX

                                                                              Page
                                                                              ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         - Consolidated balance sheet                                          1

         - Consolidated statement of operations                                2

         - Consolidated statement of cash flows                                3

         - Notes to consolidated financial statements                          4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       5 - 6


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                      7

         Signatures                                                            7

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                        March 31,      December 31,
                                                           1995           1994
                                                       -----------     -------------
                                                       (In thousands, except share data)
Current assets:
  Cash and cash equivalents                                 $3,177        $1,617
  Accounts receivable, net of allowance for
    doubtful accounts of $603 and $912                         966         1,040
  Inventories                                               18,792        17,257
  Deferred income taxes                                        920           920
  Prepaid expenses                                           1,482           950
                                                           -------       -------
     Total current assets                                   25,337        21,784
Property, equipment, and
  leasehold improvements, net                                7,183         5,835
Goodwill, net                                               17,256        17,511
Leasehold interest, net                                      2,423         2,516
                                                           -------       -------
Other assets                                                 3,651         3,594
                                                           -------       -------
                                                           $55,850       $51,240
                                                           =======       =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                    $16,962       $16,875
  Accrued payroll and related expenses                       1,699         1,889
  Customer deposits                                          7,535         3,696
  Notes payable                                                 15            65
  Income taxes payable                                       1,007         1,207
                                                           -------       -------
     Total current liabilities                              27,218        23,732
Long-term liabilities:
  Notes payable                                              5,589            89
  Other liabilities                                          1,590         1,498
                                                           -------       -------
                                                             7,179         1,587
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.001 par value;
    2,000,000 shares authorized, 483,780 outstanding
    (at stated value) (liquidation preference $22.50
    per share)                                              10,455        10,455
  Common stock, $.001 par value; 25,000,000
    shares authorized, 11,054,953 shares outstanding            11            11
  Capital in excess of par value                            24,480        24,480
  Accumulated deficit                                      (13,493)       (9,025)
                                                           -------       -------
     Total stockholders' equity                             21,453        25,921
                                                           -------       -------
                                                           $55,850       $51,240
                                                           =======       =======

See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                         (in thousands, except per shar

                                        Three Months Ended March 31,
                                        ----------------------------
                                            1995          1994
                                            ----          ----
Net furniture sales                      $26,350        $25,182
Cost of sales                             12,630         11,369
                                         -------        -------
Gross profit                              13,720         13,813
                                         -------        -------
Operating expenses:
   Selling expenses                       14,905         13,240
   General and administrative              3,231          2,761
                                         -------        -------
                                          18,136         16,001
                                         -------        -------
Loss from operations                      (4,416)        (2,188)
Equity in earnings of Mr. Coffee               -            201
Interest expense                            (107)          (777)
Other income                                  55             19
                                         -------        -------
Loss before income taxes                  (4,468)        (2,745)
Provision for income taxes                     -              -
                                         -------        -------
Net loss                                 ($4,468)       ($2,745)
                                         ========       ========
Net income (loss) per share               ($0.40)        ($0.26)
Average number of common
   shares outstanding                     11,055         10,469


See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                  1995                1994
                                                                  ----                ----
                                                                      (In thousands)
Cash flows from operating activities:
 Net loss                                                         ($4,468)         ($2,745)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
     Depreciation and amortization                                    598              875
     Equity in earnings of Mr. Coffee                                   -             (201)
Change in assets and liabilities :
     Accounts receivable                                               74              155
     Inventories                                                   (1,535)          (1,495)
     Prepaid expenses and other a                                    (589)            (158)
     Accounts payable and accrued liabilities                         (11)          (1,300)
     Customer deposits                                              3,839            2,190
     Income taxes payable                                            (200)               -
                                                                   -------          -------
       Net cash used by operating activities                       (2,292)          (2,679)
Cash flows from investing activities:
     Capital expenditures                                          (1,598)            (233)
                                                                   -------          -------
       Net cash used by investing activities                       (1,598)            (233)
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                       5,504                -
     Principal payments on short-term debt                            (54)             (25)
                                                                   -------          -------
       Net cash provided (used) by financing activities             5,450              (25)
                                                                   -------          -------
Net increase (decrease) in cash and cash equivalents                1,560           (2,937)
Cash and cash equivalents at beginning of period                    1,617            6,302
                                                                   -------          -------
Cash and cash equivalents at end                                   $3,177           $3,365
                                                                   =======          =======
Supplemental disclosures of cash flow information-
     Cash paid during the period for:
         Interest                                                     $45             $318
         Income taxes                                                 200                -

     Noncash investing and financing activities-
         None

See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The accompanying consolidated financial statements of Krause's Furniture, Inc. (the "Company") and its wholly owned subsidiary, Krause's Sofa Factory ("KSF"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation for the periods reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications of previously reported information were made to conform to the 1995 presentation.

         These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the quarter ended March 31, 1995 are not necessarily indicative of results to be expected in future periods.

2. Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following at March 31, 1995:

                 Finished goods                                   $13,572,000

                 Work-in-process                                      602,000
                 Raw materials                                      4,618,000
                                                                  -----------
                                                                  $18,792,000
                                                                  ===========

3.       Notes payable at March 31, 1995 consist of:

                 Secured revolving credit notes                   $ 5,504,000
                 Other (current portion $15,000)                      100,000
                                                                  -----------
                                                                  $ 5,604,000
                                                                  ===========

         The secured revolving credit notes were issued under a two-year revolving credit arrangement entered into with a financial institution in January 1995. The credit agreement provides for revolving loans of up to $10 million based on the value of inventories, as defined in the agreement. Substantially all of KSF's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loans is payable monthly at the rate of 1.5% in excess of the prime rate. KSF is required to maintain certain financial covenants for working capital and stockholder's equity. In addition the credit agreement provided for a closing fee of $100,000 and a monthly facility fee of $2,500.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995  Compared to Three Months Ended March 31,
1994

         Net furniture sales for the first quarter 1995 was $26,350,000 which was an increase of approximately 4.6% from net sales in the first quarter of 1994. The increase was primarily attributable to higher sales in new stores and stores relocated offset somewhat by a 1.7% decrease in same-store sales in the first quarter 1995 compared to the first quarter 1994.

         Gross margin was 52.1% of net sales in the first quarter 1995 compared to 54.9% in the first quarter 1994. The lower gross margins resulted from more product promotions and higher freight costs associated with proportionately higher sales in the East.

         Selling expenses were $14,905,000 in the first quarter 1995 and $13,240,000 in the first quarter 1994. The increase was principally due to selling expenses attributable to additional sales and higher advertising expenses in 1995.

         General and administrative expenses increased by $470,000 to $3,231,000 in the first quarter 1995 from the first quarter last year. General administrative expenses were higher in the 1995 period principally because of higher personnel costs and employee termination expenses.

         Interest expense decreased by $670,000 in the first quarter 1995 compared to the first quarter 1994 due principally to significantly less debt outstanding in 1995.

         The Company's investment in Mr. Coffee, inc. is accounted for by the equity method which has resulted in equity in earnings of $201,000 in the first quarter 1994. The Company sold its investment in Mr. Coffee in August 1994.

         As a result of the above factors, net loss was $4,468,000   in the
quarter ended March 31, 1995 compared to a loss of $2,745,000 in the first quarter 1994. Net loss per share in the first quarter 1995 was $.40 based on 11,054,953 average shares outstanding. In the comparable 1994 quarter the net loss per share was $.26 on 10,469,036 average shares outstanding.

         No tax benefits are available for 1995 or 1994 operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1995, the Company had $3,177,000 in cash and cash equivalents compared to $1,617,000 as of December 31, 1994.

Cash Flow - Three Months Ended March 31, 1995

         Cash and cash equivalents increased by $1,560,000 during the period. Operating activities used net cash of $2,292,000 principally from a $3,870,000 cash loss from operations and an increase in inventories of $1,535,000, offset by an increase in customer deposits of $3,839,000. Investing activities were capital expenditures of $1,598,000 principally for costs of construction of a showroom in Dallas and for additions to leasehold improvements of new showrooms. Financing activities included $5,504,000 of net borrowings under a revolving credit agreement (see Note 3).

Cash Flow - Three Months Ended March 31, 1994

         Cash and cash equivalents decreased by $2,937,000 during the period. Operating activities used net cash of $2,679,000, principally from a cash loss from operations of $2,071,000, an increase in inventories of $1,495,000 and a decrease in accounts payable and accrued liabilities of $1,300,000, offset by an increase in customer deposits of $2,190,000. Investing activities during the period were capital expenditures of $233,000, principally for additions to leasehold improvements of retail showrooms. The only financing activities during the period were $25,000 of payments on short-term notes.


Outlook

         The Company's cash, expected cash flow from operations and credit line are considered adequate to meet cash requirements for operations, including any short-term capital expenditure requirements, for the next 12 months. As of March 31, 1995 there were no significant long-term capital expenditure commitments. The Company has a deficiency in working capital of approximately $1.9 million. In order to sustain growth and reduce liabilities the Company may raise additional equity or debt in the future.

         Management has no knowledge of any trends or events that are likely to substantially increase or decrease liquidity needs in the near future other than as noted above or for acquisitions and expansion of the business that the Company may undertake from time to time.

                          PART II _ OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K filed during the first quarter ended March 31, 1995

         On January 26, 1995, the Registrant filed a Current Report dated January 20, 1995 on Form 8-K. This report described under Item 5 - Other Events the completion of a revolving credit financing by Registrant's subsidiary, Krause's Sofa Factory.





                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KRAUSE'S FURNITURE, INC.
                                        (Registrant)


Date:    May 15, 1995                   /s/ Robert G. Sharpe
         ------------                   -------------------------------
                                        Robert G. Sharpe
                                        Executive Vice President

                                Exhibit Index

Ex. 27  Financial Data Schedule