Form 10-QT
period 1995-01-29
KRAUSES FURNITURE INC
filed 1995-05-26
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ___________________________________________________

                                       or

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 1995 to January 29, 1995

Commission file number:  0-17868


                            KRAUSE'S FURNITURE, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                                        77-0310773
- -----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)                               (I.R.S. Employer Identification No.)

5980 Stoneridge Drive, Suite 109, Pleasanton, California         94588
- -------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                (510)  460-6201
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                     INDEX

                                                                      Page
                                                                      ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          - Consolidated balance sheet                                  1

          - Consolidated statement of operations                        2

          - Consolidated statement of cash flows                        3

          - Notes to consolidated financial statements                4 - 5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               6 - 7


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              8

          Signatures                                                    8

                             KRAUSE'S FURNITURE INC
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                       January 29,       December 31,
                                                          1995              1994
                                                     -------------     --------------
                                                        (In thousands, except share)
Current assets:
  Cash and cash equivalents                                 $1,952            $1,617
  Accounts receivable, net of allowance for
    doubtful accounts of $847 and $912                         959             1,040
  Inventories                                               18,016            17,257
  Deferred income taxes                                        920               920
  Prepaid expenses                                           1,450               950
                                                     -------------     --------------
     Total current assets                                   23,297            21,784
Property, equipment, and
  leasehold improvements, net                                6,519             5,835
Goodwill, net                                               17,425            17,511
Leasehold interest, net                                      2,485             2,516
Other assets                                                 3,793             3,594
                                                     -------------     --------------
                                                           $53,519           $51,240
                                                     =============     ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                    $17,311           $16,875
  Accrued payroll and related expenses                       1,704             1,889
  Customer deposits                                          6,809             3,696
  Notes payable                                                 17                65
  Income taxes payable                                       1,207             1,207
                                                     -------------     --------------
     Total current liabilities                              27,048            23,732
Long-term liabilities:
  Other note                                                 2,181                89
  Other liabilities                                          1,590             1,498
                                                     -------------     --------------
                                                             3,771             1,587
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.001 par value;
    2,000,000 shares authorized, 483,780 outstanding
    (at stated value) (liquidation preference $22.50
     per share)                                             10,455            10,455
  Common stock, $.001 par value; 25,000,000
     shares authorized, 11,054,953 shares outstanding           11                11
  Capital in excess of par value                            24,480            24,480
  Accumulated deficit                                      (12,246)           (9,025)
                                                     -------------     --------------
     Total stockholders' equity                             22,700            25,921
                                                     -------------     --------------
                                                           $53,519           $51,240
                                                     =============     ==============

See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)




                                        One Month Ended
                                   ------------------------
                                   January 29,   January 30,
                                      1995          1994
                                    -------       -------
Net furniture sales                  $7,179        $7,326
Cost of sales                         3,647         3,519
                                    -------       -------
Gross profit                          3,532         3,807
                                    -------       -------
Operating expenses:
   Selling expenses                   5,446         4,935
   General and administrative         1,317           913
                                    -------       -------
                                      6,763         5,848
                                    -------       -------
Loss from operations                 (3,231)       (2,041)
Equity in earnings of Mr. Coffee          -            93
Interest expense                        (12)         (258)
Other income                             22            21
                                    -------       -------
Loss before income taxes             (3,221)       (2,185)

Provision for income taxes                -             -
                                    -------       -------
Net loss                            ($3,221)      ($2,185)
                                    =======       =======

Net loss per share                   ($0.29)       ($0.21)
                                    =======       =======

Average number of common
   shares outstanding                11,055        10,469
                                    =======       =======


See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    One Month        One Month
                                                    January 29,      January 30,
                                                       1995             1994
                                                    -----------      ----------
                                                           (In thousands)
Cash flows from operating activities:
 Net loss                                              ($3,221)         ($2,185)
 Adjustments to reconcile net  loss to
  net cash used by operating activities:
     Depreciation and amortization                         197              301
     Equity in earnings of Mr. Coffee                        -              (93)
Change in assets and liabilities :
     Accounts receivable                                    81             (160)
     Inventories                                          (759)          (1,396)
     Prepaid expenses and other assets                    (699)            (176)
     Accounts payable and other liabilities                343           (1,899)
     Customer deposits                                   3,113            2,349
     Income taxes payable                                    -               42
                                                    -----------      ----------

       Net cash used by operating activities              (945)          (3,217)
                                                    -----------      ----------

Cash flows from investing activities:
     Capital expenditures                                 (764)             (60)
                                                    -----------      ----------
       Net cash used by investing activities              (764)             (60)
                                                    -----------      ----------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt            2,092                -
     Principal payments on short-term debt                 (48)               -
                                                    -----------      ----------
       Net cash provided by financing activities         2,044                -
                                                    -----------      ----------

Net increase (decrease) in cash and cash equivalents       335           (3,277)
Cash and cash equivalents at beginning of period         1,617            6,302
                                                    -----------      ----------

Cash and cash equivalents at end of period               $1,952          $3,025
                                                    ===========      ==========
Supplemental disclosures of cash flow information-
     Cash paid during the period for:
         Interest                                       $    -           $  915
         Income taxes                                        -            2,100

     Noncash investing and financing activities-
         Note receivable reduction in exchange for
            common stock and warrants                        -               50
     Conversion of preferred stock into common stoc          -            1,401

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements of Krause's Furniture, Inc. (the "Company") and its wholly owned subsidiary, Krause's Sofa Factory ("KSF") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation for the periods reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. By unanimous written consent of the Board of Directors, dated April 12, 1995, the Company has changed its fiscal year end to the last Sunday in January, as determined by the 52/53 retail fiscal year. This transition report is for the period from the end of the previous fiscal year (December 31, 1994) to January 29, 1995. Unaudited financial information for January 1994 is included in the statement of operations and statement of cash flows for comparative purposes.

          These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the month ended January 29, 1995 are not necessarily indicative of results to be expected in future periods.

2. Cash and cash equivalents at January 29, 1995 includes U.S. Treasury bills and commercial paper with maturities of less than 90 days and which are carried at amortized cost, which approximates market. These securities are classified as held-to-maturity in accordance with Statement of Financial Accounting Standard (SFAS) No. 115. The Company has no securities classified as available-for-sale under SFAS No. 115.

3. Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following at January 29, 1995:

                 Finished goods                                   $13,161,000
                 Work-in-process                                      479,000
                 Raw materials                                      4,376,000
                                                                  -----------
                                                                  $18,016,000
                                                                  ===========


4.       Notes payable at January 29, 1995 consist of:

                 Secured revolving credit notes                  $ 2,092,000
                 Other (current portion $17,000)                     106,000
                                                                 -----------
                                                                 $ 2,198,000
                                                                 ===========

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

RESULTS OF OPERATIONS

Five Weeks Ended January 29, 1995  Compared to Five Weeks Ended January 30,
1994

         Net furniture sales for January 1995 were $7,179,000 which was a decrease of approximately 2.0% from net sales in January 1994. The decrease was primarily attributable to lower backlog position in the 1995 period.

         Gross margin was 49.2% of net sales in January 1995 compared to 52.0% in January 1994. The lower gross margins resulted from more product discounting and higher freight costs associated with proportionately higher sales in the East and a higher level of customer credits.

         Selling expenses were $5,446,000 in January 1995 and $4,935,000 in January 1994. The increase was principally due to higher advertising expenses in 1995 offset by lower selling expenses attributable to lower sales volume.

         General and administrative expenses increased by $404,000 to $1,317,000 in January 1995 from the prior year. General administrative expenses were higher in the 1995 period principally because of higher personnel costs and employee termination expenses.

         Interest expense decreased by $246,000 in January 1995 compared to January 1994 due principally to significantly less debt outstanding in 1995.

         The Company's investment in Mr. Coffee, inc. was accounted for by the equity method and the Company recorded equity in earnings from Mr. Coffee of $93,000 in January 1994. The Company sold its investment in Mr. Coffee in August 1994.

         As a result of the above factors, net loss was $3,221,000 in January 1995 compared to a loss of $2,185,000 in January 1994. Net loss per share in January 1995 was $.29 based on 11,054,953 average shares outstanding. In the comparable 1994 period the net loss per share was $.21 on 10,469,036 average shares outstanding.

         No tax benefits are available for January 1995 or 1994 operating losses.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         As of January 29, 1995, the Company had $1,952,000 in cash and cash equivalents compared to $1,617,000 as of December 31, 1994.

Cash Flow - Five Weeks Ended January 29, 1995

         Cash and cash equivalents increased by $335,000 during the period. Operating activities used net of $945,000 principally from a $3,026,000 cash loss from operations and an increase in inventories of $759,000, offset by an increase in customer deposits of $3,113,000. Investing activities were capital expenditures of $764,000 principally for costs of construction of a showroom in Dallas and for additions to leasehold improvements of new showrooms. Financing activities included $2,092,000 of net borrowings under a revolving credit agreement (see Note 4).

Cash Flow - Five Weeks Ended January 30, 1994

         Cash and cash equivalents decreased by $3,277,000 during the period. Operating activities used net cash of $3,217,000, principally from a cash loss from operations of $1,977,000, an increase in inventories of $1,396,000 and a decrease in accounts payable and other liabilities of $1,899,000, offset by an increase in customer deposits of $2,349,000. Investing activities during the period were capital expenditures of $60,000, principally for additions to leasehold improvements of retail showrooms. There were no financing activities during the period.

Outlook

         The Company's cash, expected cash flow from operations and credit line are considered adequate to meet cash requirements for operations, including any short-term capital expenditure requirements, for the next 12 months. As of January 29, 1995 there were no significant long-term capital expenditure commitments. The Company has a deficiency in working capital of approximately $3.8 million. In order to sustain growth and reduce liabilities the Company may raise additional equity or debt in the future.

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


                                           KRAUSE'S FURNITURE, INC.
                                           (Registrant)


Date:    May 25, 1995                      /s/ Robert G. Sharpe
         ------------                      -----------------------------
                                           Robert G. Sharpe
                                           Executive Vice President

                                EXHIBIT INDEX


Exhibit No.
- -----------
    27          Financial Data Schedule