Form 10-Q
period 1995-04-30
KRAUSES FURNITURE INC
filed 1995-06-14
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

                                       or

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________


Commission file number:  0-17868


                           KRAUSE'S FURNITURE, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           77-0310773
- -------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation)

5980 Stoneridge Drive, Suite 109, Pleasanton, California               94588
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                (510)  460-6201
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    /x/ Yes  / / No

As of June 1, 1995 the Registrant had 12,244,953 shares of common stock outstanding.

                                     INDEX

                                                                                     Page
                                                                                     ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         - Consolidated balance sheet                                                  1

         - Consolidated statement of operations                                        2

         - Consolidated statement of cash flows                                        3

         - Notes to consolidated financial statements                                4 - 5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                               6 - 7


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                              9

         Signatures                                                                    9


                             KRAUSE'S FURNITURE INC
- ----------------------------------------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                                                                   April 30,         January 29,
                                                                                     1995               1995
                                                                               --------------        -----------
                                                                               (In thousands, except share data)
Current assets:
  Cash and cash equivalents                                                       $ 2,407             $ 1,952
  Accounts receivable, net of allowance for
    doubtful accounts of $616 and $847                                                981                 959
  Inventories                                                                      18,227              18,016
  Deferred income taxes                                                               920                 920
  Prepaid expenses                                                                  1,343               1,450
                                                                                  -------             -------
     Total current assets                                                          23,878              23,297
Property, equipment, and
  leasehold improvements, net                                                       7,056               6,519
Goodwill, net                                                                      17,171              17,425
Leasehold interest, net                                                             2,392               2,485
Other assets                                                                        3,626               3,793
                                                                                  -------             -------
                                                                                  $54,123             $53,519
                                                                                  =======             =======



                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                           $17,511             $17,311
  Accrued payroll and related expenses                                              1,456               1,704
  Customer deposits                                                                 5,938               6,809
  Notes payable                                                                        15                  17
  Income taxes payable                                                              1,007               1,207
                                                                                  -------             -------
     Total current liabilities                                                     25,927              27,048
Long-term liabilities:
  Secured revolving credit and other notes                                          4,888               2,181
  Other liabilities                                                                 1,599               1,590
                                                                                  -------             -------
                                                                                    6,487               3,771
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.001 par value;
    2,000,000 shares authorized, 483,780 outstanding
    (at stated value) (liquidation preference $22.50 per share)                    10,455              10,455
  Common stock, $.001 par value; 25,000,000
     shares authorized, 11,054,953 shares outstanding                                  11                  11
  Capital in excess of par value                                                   24,480              24,480
  Accumulated deficit                                                             (13,237)            (12,246)
                                                                                  -------             -------
     Total stockholders' equity                                                    21,709              22,700
                                                                                  -------             -------
                                                                                  $54,123             $53,519
                                                                                  =======             =======

See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
- -----------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)



                                                  Quarter Ended
                                             -------------------------
                                             April 30,          May 1,
                                               1995              1994
                                             ---------         -------
Net furniture sales                          $32,251           $27,770
Cost of sales                                 15,113            12,162
                                             -------           -------
Gross profit                                  17,138            15,608
                                             -------           -------
Operating expenses:
   Selling expenses                           14,730            12,749
   General and administrative                  3,379             2,862
                                             -------           -------
                                              18,109            15,611
                                             -------           -------

Loss from operations                            (971)               (3)

Equity in earnings of Mr. Coffee                   -               171
Interest expense                                (171)             (787)
Other income                                     151                11
                                             -------           -------

Loss before income taxes                        (991)             (608)

Provision for income taxes                         -                 -
                                             -------           -------
Net loss                                       ($991)            ($608)
                                             =======           =======


Net loss per share                            ($0.09)           ($0.06)
                                             =======           =======

Average number of common
   shares outstanding                         11,055            10,469
                                             =======           =======


See accompanying notes.

                                 KRAUSE'S FURNITURE, INC.
- -------------------------------------------------------------------------------------------------
                           CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           Quarter Ended,
                                                                   April 30,             May 1,
                                                                     1995                 1994
                                                                   ---------            --------
                                                                           (In thousands)
Cash flows from operating activities:
 Net loss                                                           ($991)               ($608)
 Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
     Depreciation and amortization                                    600                  862
     Equity in earnings of Mr. Coffee                                   -                 (170)
 Change in assets and liabilities :
     Accounts receivable                                              (22)                 (76)
     Inventories                                                     (211)                (923)
     Prepaid expenses and other assets                                274                    -
     Accounts payable and accrued liabilities                         (39)               1,531
     Customer deposits                                               (871)                (261)
     Income taxes payable                                            (200)                   -
                                                                   ------               ------
       Net cash provided (used) by operating activities            (1,460)                 355
                                                                   ------               ------
Cash flows from investing activities:
     Capital expenditures                                            (790)                (203)
                                                                   ------               ------
       Net cash used by investing activities                         (790)                (203)
                                                                   ------               ------
Cash flows from financing activities:
     Net borrowings under revolving credit                          2,712                    -
     Principal payments on other debt                                  (7)                (104)
                                                                   ------               ------
       Net cash provided (used) by financing activities             2,705                 (104)
                                                                   ------               ------
Net increase in cash and cash equivalents                             455                   48
Cash and cash equivalents at beginning of period                    1,952                3,025
                                                                   ------               ------
Cash and cash equivalents at end of period                         $2,407               $3,073
                                                                   ======               ======


Supplemental disclosures of cash flow information-
     Cash paid during the period for:
         Interest                                                  $  138               $  361
         Income taxes                                                 200                    -

     Noncash investing and financing activities-
         None
                                                                        -                    -

See accompanying notes.

                            KRAUSE'S FURNITURE, INC
         --------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In April 1995 the Company changed its fiscal year to a 52/53 week fiscal year ending on the last Sunday in January. This report is for the unaudited first fiscal 1995 quarter (13 weeks) ended April 30, 1995. Unaudited operating and cash flow information has been presented for the comparable 1994 period.


         These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the quarter ended April 30, 1995 are not necessarily indicative of results to be expected in future periods.

2. Cash and cash equivalents at April 30, 1995 includes U.S. Treasury bills with maturities of less than 90 days and which as carried at amortized cost, which approximates market. These securities are classified as held-to-maturity in accordance with Statement of Financial Accounting Standard
(SFAS) No. 115. The Company has no securities classified as available-for-sale under SFAS No. 115.

3. Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following at April 30, 1995:

                 Finished goods                                   $13,434,000
                 Work-in-process                                      334,000
                 Raw materials                                      4,459,000
                                                                  -----------
                                                                  $18,227,000
                                                                  ===========

4. Long-term notes payable at April 30, 1995 consist of $4,805,000 of secured revolving credit notes and $83,000 of other notes. The secured revolving credit notes were issued under a two-year revolving credit arrangement entered into with a financial institution in January 1995. The credit agreement provides for revolving loans of up to $10 million based on the value of inventories. As of April 30, 1995, borrowing under the revolving credit is limited to approximately $7 million as defined in the agreement. Substantially all of KSF's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loans is payable monthly at the rate of 1.5% in excess of the prime rate. KSF is required to maintain certain financial covenants for working capital and stockholder's equity. In addition the credit agreement provided for a closing fee of $100,000 and a monthly facility fee of $2,500.

5. On June 1, 1995 all of the Company's Series B preferred stock was converted into 1,190,000 shares of common stock. These conversions resulted in a transfer of $2,677,000 from convertible preferred stock to common stock ($1,000) and capital in excess of par value ($2,676,000).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended April 30, 1995  Compared to Quarter Ended May 1, 1994

         Results for the quarter reflect both an industry-wide softness in retail sales and the initial costs associated with the Company's efforts to re-engineer its business.

         Soft consumer demand caused retail inventories to become inflated throughout the industry and resulted in heavy promotional price discounting at the retail level. Krause's made-to-order strategy minimized the inventory impact on the Company, but did not insulate it from the sales softness and competitive promotional pricing pressures. Higher levels of discounting versus last year adversely impacted margins by approximately three percentage points.

         Net furniture sales for the first fiscal quarter 1995 were $32,251,000 which was an increase of approximately 16.1% from net sales in the comparable first quarter of 1994. The sales increase was primarily attributable to sales from new stores and an 8% increase in same-store sales in the first quarter 1995 compared to the first quarter 1994.

         Gross margin was 53.1% of net sales in the first quarter 1995 compared to 56.2% in the first quarter 1994. The lower gross margins resulted from more product promotions (price discounts) and from higher freight costs associated with proportionately higher sales in the East. Margins were also negatively impacted by an increase in raw material costs, primarily foams, fiber and metal components.

         Selling expenses as a percentage of sales decreased to 45.7% in the first quarter 1995 from 45.9% in the comparable period last year. Selling expenses were $14,730,000 in the first quarter 1995 and $12,749,000 in the first quarter 1994. The increase in total selling expenses was principally because of variable selling expenses attributable to higher sales, increased occupancy costs, payroll and operating expenses associated with five additional showrooms open this year. Advertising expenses also increased this year due to media cost inflation and the increased number of showrooms.

         General and administrative expenses increased by $517,000 to $3,379,000 in the first quarter 1995 from the first quarter last year. As a percentage of sales, general administrative expenses, exclusive of employee termination costs of $415,000 in the first quarter 1995, decreased to 9.2% from 10.3%. General administrative expenses were higher in the 1995 period principally because of higher personnel costs and the previously mentioned employee termination expenses.

         Interest expense decreased by $616,000 in the first quarter 1995 compared to the first quarter 1994 due principally to significantly less debt outstanding in 1995.

         The Company's investment in Mr. Coffee, inc. was accounted for by the equity method which resulted in equity in earnings of $170,000 in the first quarter 1994. The Company sold its investment in Mr. Coffee in August 1994.

         As a result of the above factors, net loss was $991,000 in the quarter ended April 30, 1995 compared to a loss of $608,000 in the first quarter 1994. Net loss per share in the first quarter 1995 was $.09 based on 11,054,953 average shares outstanding. In the comparable 1994 quarter the net loss per share was $.06 on 10,469,036 average shares outstanding.

         No tax benefits are available for 1995 or 1994 operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 1995, the Company had $2,407,000 in cash and cash equivalents compared to $1,952,000 as of January 29, 1995.

Cash Flow - Thirteen Weeks Ended April 30, 1995

         Cash and cash equivalents increased by $455,000 during the period. Operating activities used net cash of $1,460,000 principally from a $391,000 cash loss from operations, an increase in inventories of $211,000 and a decrease in current liabilities of $1,110,000, offset by an increase in prepaid expenses and other assets of $274,000. Investing activities were capital expenditures of $790,000 principally for costs of construction of a showroom in Dallas and for additions to leasehold improvements of new showrooms. The Dallas showroom was sold for approximately $1 million cash in May 1995 and leased back. This sale and leaseback resulted in a $.4 million deferred profit to be amortized over the term of the lease. Financing activities included $2,712,000 of net borrowings under a revolving credit agreement (see Note 3).

Cash Flow - Thirteen Weeks Ended May 1, 1994

         Cash and cash equivalents increased by $48,000 during the period. Operating activities provided net cash of $355,000, principally from an increase in accounts payable and other liabilities of $1,270,000 offset by an increase in inventories of $923,000. Investing activities during the period were capital expenditures of $203,000, principally for additions to leasehold improvements of retail showrooms. Financing activities during the period were $104,000 of payments on short-term notes.

Outlook

         The Company's cash, expected cash flow from operations and credit line are considered adequate to meet short-term cash requirements for operations and capital expenditures. As of April 30, 1995 there were no significant long-term capital expenditure commitments. The Company has a deficiency in working capital of approximately $2.0 million.

         The industry-wide softness in sales which began early this year has continued into May and early June. The Company's same-store sales in May 1995 were approximately 12.1% below comparable store sales in May last year. Industry analysts expect a continuation of sales softness through the summer with possible improvements later this year.

         Management believes that the reengineering program described above will begin to produce improved results in the thrd and fourth fiscal quarters this year. These improvements should buffer any short-term continuation of the softness in retail sales.

         In order to support working capital requirements, sustain growth and reduce liabilities, the Company may raise additional equity or debt in the future.

         Management has no knowledge of any trends or events that are likely to substantially increase or decrease liquidity needs in the near future other than as noted above or for acquisitions and expansion of the business that the Company may undertake.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended April 30, 1995

         On April 25, 1995, the Registrant filed a Current Report dated April 12, 1995 on Form 8-K. This report under Item 8. - Change in Fiscal Year described a change in Registrant's fiscal year from the calendar year to a 52/53 week retail fiscal year ending on the last Sunday in January.

         On May 1, 1995, the Registrant filed a Current Report dated April 28, 1995 on Form 8-K. This report described under Item 5 - Other Events certain changes in executive management of Registrant.

        On June 2, 1995, the Registrant filed a Current Report dated June 1, 1995 on Form 8-K. This report described under Item 5 - Other Events sales information for the quarter ended April 30, 1995 and for the month of May 1995.




                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  KRAUSE'S FURNITURE, INC.
                                                  (Registrant)


Date:    June 14, 1995                            /s/ Robert G. Sharpe
         -------------                            ------------------------------
                                                  Robert G. Sharpe
                                                  Executive Vice President


Date:    June 14, 1995                            /s/ Mark J. Gill
         -------------                            -----------------
                                                  Mark J. Gill
                                                  Chief Financial Officer

                                Exhibit Index

Ex. 27  Financial Data Schedule