Form 10-Q/A
period 1995-04-30
KRAUSES FURNITURE INC
filed 1995-06-21
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________


Commission file number:  0-17868


                            KRAUSE'S FURNITURE, INC.
- -------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                 Delaware                                       77-0310773
- -------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation)             (I.R.S. Employer
                                                            Identification No.)

 5980 Stoneridge Drive, Suite 109, Pleasanton, California          94588
- -------------------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

                                (510)  460-6201
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

                                    PART 1

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULT OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended April 30, 1995  Compared to Quarter Ended May 1, 1994

     Results for the first quarter 1995 reflect both an industry-wide softness in retail sales and the initial costs associated with the Company's efforts to reengineer its business.

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

     In addition the Company has undertaken an aggressive program to improve customer service and perceptions, increase operating efficiencies, reduce cycle times, reduce inventory levels and reduce overhead. While management expects this "reengineering" effort to increase sales, improve operating margins and increase cash flow, the initial costs of this program adversely impacted first quarter results by approximately $600,000.

     Net furniture sales for the first fiscal quarter 1995 were $32,251,000 which was an increase of approximately 16.1% from net sales in the comparable first quarter of 1994. The sales increase was primarily attributable to sales from new stores and an 8% increase in same-store sales in the first quarter 1995 compared to the first quarter 1994.

     Gross margin was 53.1% of net sales in the first quarter 1995 compared to 56.2% in the first quarter 1994. The lower gross margins resulted from higher product promotions (price discounts) and higher freight costs associated with proportionately higher sales in the East. In addition, improved response time to customer return and repair requests caused these costs to exceed rates last year. Also there was a positive impact on gross margins due to a favorable product mix.

     Selling expenses as a percentage of sales decreased to 45.7% in the first quarter 1995 from 45.9% in the comparable period last year. Selling expenses were $14,730,000 in the first quarter 1995 and $12,749,000 in the first quarter 1994. The increase in total selling expenses was principally because of variable selling expenses attributable to higher sales, increased occupancy costs, payroll and operating expenses associated with five additional showrooms open this year. Advertising expenses also increased this year because of media cost inflation and the additional number of showrooms.

      General administrative expenses, exclusive of employee termination costs of $415,000 in the first quarter 1995, decreased as a percentage of sales to 9.2% from 10.3%. General and administrative expenses were higher in the 1995 period by $517,000 principally because of the previously mentioned employee termination expenses.

     Interest expense decreased by $616,000 in the first quarter 1995 compared to the first quarter 1994 due principally to significantly less debt outstanding in 1995.

     The Company's investment in Mr. Coffee, inc. was accounted for by the equity method which resulted in equity in earnings of $171,000 in the first quarter 1994. The Company sold its investment in Mr. Coffee in August 1994.

     As a result of the above factors, net loss was $991,000 in the quarter ended April 30, 1995 compared to a loss of $608,000 in the first quarter 1994. Net loss per share in the first quarter 1995 was $.09 based on 11,054,953 average shares outstanding. In the comparable 1994 quarter the net loss per share was $.06 on 10,469,036 average shares outstanding.

     No tax benefits were available for 1995 or 1994 operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 1995, the Company had $2,407,000 in cash and cash equivalents compared to $1,952,000 as of January 29, 1995.

Cash Flow - Thirteen Weeks Ended April 30, 1995

     Cash and cash equivalents increased by $455,000 during the period. Operating activities used net cash of $1,460,000 principally from a $391,000 cash loss from operations, an increase in inventories of $211,000 and a decrease in current liabilities of $1,110,000, offset by an increase in prepaid expenses and other assets of $274,000. Investing activities were capital expenditures of $790,000 principally for costs of construction of a showroom in Dallas and for additions to leasehold improvements of new showrooms. The Dallas showroom was sold for approximately $1 million cash in May 1995 and leased back. This sale and leaseback resulted in a $.4 million deferred profit to be amortized over the term of the lease. Financing activities included $2,712,000 of net borrowings under a revolving credit agreement (see Note 4).

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

     The industry-wide softness in sales which began early this year has continued into May and early June. The Company's same-store sales in May 1995 were approximately 12.1% below comparable store sales in May last year. Industry analysts expect a continuation of sales softness through the summer with improvements later this year.

     Management believes that the reengineering program described above will begin to produce improved results in the third and fourth quarters this year. These improvements should buffer any short-term continuation of the softness in retail sales.

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


                                          KRAUSE'S FURNITURE, INC.
                                          (Registrant)


Date:  June 16, 1995                      /s/  Robert G. Sharpe
                                          -------------------------
                                          Robert G. Sharpe
                                          Executive Vice President