Form 10-Q
period 1995-07-30
KRAUSES FURNITURE INC
filed 1995-09-13
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 1995

                                       or

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission file number:  0-17868

                            KRAUSE'S FURNITURE, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                                        77-0310773
(State or other jurisdiction of incorporation)                       (I.R.S. Employer Identification No.)

5980 STONERIDGE DRIVE, SUITE 109, PLEASANTON, CALIFORNIA                                 94588
     (Address of principal executive offices)                                          (Zip Code)

                                 (510) 460-6201
              (Registrant's telephone number, including area code)

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

                                /x/ Yes   / / No

As of September 1, 1995 the Registrant had 4,081,652 shares of common stock outstanding.

                                      INDEX

                                                                                    PAGE
                                                                                    ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                 - Consolidated balance sheet                                          1

                 - Consolidated statement of operations                                2

                 - Consolidated statement of stockholders' equity                      3

                 - Consolidated statement of cash flows                                4

                 - Notes to consolidated financial statements                        5 - 6

Item 2.  Management's Discussion and Analysis of

                 Financial Condition and Results of Operations                       7 - 9


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                             10

                 Signatures                                                           10

                            KRAUSE'S FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                             July 30,      January 29,
                                                                               1995           1995
                                                                        ---------------- ----------------
                                                                        (In thousands, except share data)
Current assets:
  Cash and cash equivalents                                                   $  1,733        $  1,952
  Accounts receivable, net of allowance for doubtful accounts
    of $532 and $847                                                               931             959
  Inventories                                                                   16,738          18,016
  Deferred income taxes                                                            920             920
  Prepaid expenses                                                               1,214           1,450
                                                                              --------        --------
     Total current assets                                                       21,536          23,297
Property, equipment, and leasehold improvements, net                             6,754           6,519
Goodwill, net                                                                   16,916          17,425
Leasehold interest, net                                                          2,299           2,485
Income tax refund                                                                1,327            --
Other assets                                                                     3,559           3,793
                                                                              --------        --------
                                                                              $ 52,391        $ 53,519
                                                                              ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                                       $ 15,724        $ 17,311
  Accrued payroll and related expenses                                           1,607           1,704
  Customer deposits                                                              6,642           6,809
  Notes payable                                                                     18              17
  Income taxes payable                                                           1,007           1,207
                                                                              --------        --------
     Total current liabilities                                                  24,998          27,048
Long-term liabilities:
  Secured revolving credit and other notes                                       5,869           2,181
  Deferred gain                                                                    345            --
  Other liabilities                                                              1,571           1,590
                                                                              --------        --------
                                                                                 7,785           3,771
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.001 par value;
    2,000,000 shares authorized, 364,780 and 547,352 shares outstanding
    (at stated value) (liquidation preference $22.50 per share)                  7,781          10,455
  Common stock, $.001 par value; 8,333,333 shares authorized,
    4,081,652 and 3,471,411 shares outstanding                                      12              11
  Capital in excess of par value                                                27,153          24,480
  Accumulated deficit                                                          (15,338)        (12,246)
                                                                              --------        --------
     Total stockholders' equity                                                 19,608          22,700
                                                                              --------        --------
                                                                              $ 52,391        $ 53,519
                                                                              ========        ========

See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)


                                         Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                      ---------------------------     -------------------------
                                       July 30,        July 31,        July 30,        July 31,
                                         1995            1994            1995            1994
                                      ---------        --------        --------        --------

Net furniture sales                    $ 28,928        $ 27,367        $ 61,179        $ 55,137
Cost of sales                            14,476          12,652          29,589          24,814
                                       --------        --------        --------        --------
Gross profit                             14,452          14,715          31,590          30,323
                                       --------        --------        --------        --------
Operating expenses:
   Selling expenses                      14,872          13,301          29,602          26,050
   General and administrative             2,854           2,892           6,233           5,754
                                       --------        --------        --------        --------
                                         17,726          16,193          35,835          31,804
                                       --------        --------        --------        --------
Loss from operations                     (3,274)         (1,478)         (4,245)         (1,481)

Equity in earnings of Mr. Coffee           --                53            --               224
Interest expense                           (192)           (851)           (363)         (1,638)
Other income                                 38              (1)            189              10
                                       --------        --------        --------        --------
Income before income taxes               (3,428)         (2,277)         (4,419)         (2,885)

Income tax benefit                        1,327            --             1,327            --
                                       --------        --------        --------        --------
Net loss                               $ (2,101)       $ (2,277)       $ (3,092)       $ (2,885)
                                       ========        ========        ========        ========


Net loss per share                     $  (0.53)       $  (0.66)       $  (0.81)       $  (0.83)
                                       ========        ========        ========        ========

Average number of common
   shares outstanding                     3,949           3,471           3,817           3,477
                                       ========        ========        ========        ========

See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                 Twenty-Six Weeks Ended
                                                 July 30,       July 31,
                                                  1995            1994
                                                --------       ---------
                                                     (In thousands)
Convertible Preferred Stock:
   Balance at beginning of period               $ 10,455        $ 11,856
   Conversion of Series B preferred stock         (2,674)           --
                                                --------        --------
   Balance at end of period                     $  7,781        $ 11,856
                                                ========        ========

Common Stock:
   Balance at beginning of period               $     11        $     10
   Conversion of Series B preferred stock              1            --
                                                --------        --------
   Balance at end of period                     $     12        $     10
                                                ========        ========

Capital in Excess of Par Value:
   Balance at beginning of period               $ 24,480        $ 23,180
   Conversion of Series B Stock                    2,673            --
   Repurchase of common stock                       --              (105)
                                                --------        --------
   Balance at end of period                     $ 27,153        $ 23,075
                                                ========        ========

Accumulated Deficit:
   Balance at beginning of period               $(12,246)       $(16,606)
   Net loss                                       (3,092)         (2,885)
                                                --------        --------
   Balance at end of period                     $(15,338)       $(19,491)
                                                ========        ========


See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                             Twenty-Six Weeks Ended
                                                             July 30,       July 31,
                                                               1995           1994
                                                             --------       --------
                                                                  (In thousands)
Cash flows from operating activities:
 Net loss                                                     $(3,092)       $(2,885)
 Adjustments to reconcile net  loss to
  net cash provided (used) by operating activities
     Depreciation and amortization                              1,216          1,697
     Equity in earnings of Mr. Coffee                            --             (224)
     Income tax benefit                                        (1,327)          --
 Change in assets and liabilities:
     Accounts receivable                                           28            261
     Inventories                                                1,278         (1,794)
     Prepaid expenses and other assets                            470             56
     Accounts payable and accrued liabilities                  (1,703)         2,169
     Customer deposits                                           (167)           862
     Deferred gain                                                345           --
     Income taxes payable                                        (200)          --
                                                              -------        -------
       Net cash provided (used) by operating activities        (3,152)           142
                                                              -------        -------
Cash flows from investing activities:
     Capital expenditures                                        (756)          (139)
                                                              -------        -------
       Net cash used by investing activities                     (756)          (139)
                                                              -------        -------
Cash flows from financing activities:
     Net borrowings under revolving credit                      3,702           --
     Principal payments on other debt                             (13)          (268)
     Purchase of common stock and warrants                       --              (55)
                                                              -------        -------
       Net cash provided (used) by financing activities         3,689           (323)
                                                              -------        -------
Net decrease in cash and cash equivalents                        (219)          (320)
Cash and cash equivalents at beginning of period                1,952          3,025
                                                              -------        -------
Cash and cash equivalents at end of period                    $ 1,733        $ 2,705
                                                              =======        =======

Supplemental disclosures of cash flow information-
     Cash paid during the period for:
         Interest                                             $   248        $   764
         Income taxes                                             200           --

     Noncash investing and financing activities-
         Conversion of preferred stock                          2,674           --
         Note receivable reduction in exchange for
           common stock                                          --               50

See accompanying notes.

                             KRAUSE'S FURNITURE, INC

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

         In April 1995 the Company changed its fiscal year to a 52/53 week fiscal year ending on the last Sunday in January. This report is for the unaudited second fiscal 1995 quarter ended July 30, 1995. Unaudited operating and cash flow information has been presented for the comparable 1994 period.

         These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the thirteen weeks ended July 30, 1995 are not necessarily indicative of results to be expected in future periods.

2. Cash and cash equivalents includes U. S. Treasury bills with maturities of less than 90 days and which are carried at amortized cost, which approximates market. These securities are classified as held-to-maturity in accordance with Statement of Financial Accounting Standard (SFAS) No. 115. The Company has no securities classified as available-for-sale under SFAS No. 115.

3. Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                                July 30,              July 31,
                                                  1995                  1994
                                              -----------           -----------
                 Finished goods               $12,938,000           $13,161,000
                 Work-in-process                  339,000               479,000
                 Raw materials                  3,461,000             4,376,000
                                              -----------           -----------
                                              $16,738,000           $18,016,000
                                              ===========           ===========

4. Long-term notes payable at July 30, 1995 consist of $5,795,000 of secured revolving credit notes and $74,000 of other notes. The secured revolving credit notes were issued under a two-year revolving credit arrangement entered into with a financial institution in January 1995. The credit agreement provides for revolving loans of up to $10 million based on the value of inventories. As of July 30, 1995, borrowing under the revolving credit was limited to approximately $7 million as defined in the agreement. Substantially all of KSF's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loans is payable monthly at the rate of 1.5% in excess of the prime rate. KSF is required to maintain certain financial covenants for working capital and stockholder's equity.

5. On June 1, 1995 all of the Company's Series B preferred stock was converted into 1,190,000 shares of common stock. This conversion resulted in a transfer of $2,674,000 from convertible preferred stock to common stock ($1,000) and capital in excess of par value ($2,673,000).

6. On August 1, 1995 the Company effected a one-for-three reverse split of its outstanding common stock. All share and per share data presented in this report have been restated to reflect the reverse split.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

RESULTS OF OPERATIONS

         Results for the thirteen weeks and twenty-six weeks ended July 30, 1995 reflect a continuing industry-wide softness in retail sales and the costs associated with the Company's efforts to reengineer its business.

         Soft consumer demand caused retail inventories to become inflated throughout the industry and resulted in heavy promotional price discounting at the retail level. Krause's made-to-order strategy minimized the inventory impact on the Company, but did not insulate it from the sales softness and competitive promotional pricing pressures. Substantially higher levels of discounting versus last year adversely impacted margins in 1995.

         In addition the Company has undertaken an aggressive program to improve customer service and perceptions, increase operating efficiencies, reduce cycle times, reduce inventory levels and reduce overhead. While management expects this "reengineering" effort to increase sales, improve operating margins and increase cash flow, the costs of this program adversely impacted 1995 results by approximately $800,000.


Thirteen Weeks Ended July 30, 1995 Compared to Thirteen Weeks Ended July 31,
1994

         Net furniture sales for the second fiscal quarter 1995 were $28,928,000, which was an increase of approximately 5.7% from net sales in the comparable period of 1994. The 1995 sales increase was primarily attributable to sales from five additional new stores which more than offset a 5.2% decrease in same-store sales compared to 1994.

         Gross margin was 50.0% of net sales in the second quarter 1995 compared to 53.8% in 1994. The lower gross margins resulted from higher product promotions (price discounts), a change in product mix and higher freight costs associated with proportionately higher sales in the East.

         Selling expenses were $14,872,000 in the second quarter 1995 and $13,301,000 in the second quarter 1994. The increase in total selling expenses was principally because of variable selling expenses attributable to higher sales and operating costs associated with five additional showrooms open this year. Selling expenses as a percentage of sales increased to 51.4% in the second quarter 1995 from 48.6% in the comparable period last year. This was primarily the result of increased sales incentives for the sales force.

          General and administrative expenses, exclusive of employee termination costs of $160,000 in the second quarter 1995, decreased as a percentage of sales to 9.3% from 10.6%. Exclusive of employee termination costs, general and administrative expenses were lower in the 1995 period by $198,000, reflecting the Company's ongoing cost reduction efforts.

         Interest expense decreased by $659,000 in the second quarter 1995 compared to the second quarter 1994 due principally to significantly less debt outstanding in 1995.

         The Company's investment in Mr. Coffee, inc. was accounted for by the equity method which resulted in equity in earnings of $53,000 in the second quarter 1994. The Company sold its investment in Mr. Coffee in August 1994.

         As a result of the above factors, net loss was $2,101,000 in the thirteen weeks ended July 30, 1995 compared to a loss of $2,277,000 in 1994. Net loss per share in the second quarter 1995 was $.53 based on 3,949,000 average shares outstanding. In the comparable 1994 period the net loss per share was $.66 on 3,471,000 average shares outstanding. Average shares outstanding for the periods were adjusted to reflect a one-for-three reverse stock split effective August 1, 1995.

         The Company recorded $1,327,000 of income tax benefits in the quarter ended July 30, 1995. This represents a refund of 1994 federal taxes paid from the carryback of 1995 losses.

Twenty-Six Weeks Ended July 30, 1995 Compared to Twenty-Six Weeks Ended July 31, 1994

         Net furniture sales for the first twenty-six weeks of 1995 were $61,179,000 compared to $55,137,000 for the same period in of 1994. The sales increase was due principally to a same-store sales increase of 1.4% and to sales from seven additional stores in 1995. Early positive indications of this year's reengineering efforts can be seen in the reduction in general and administrative expenses (excluding employee termination costs), reduced levels of inventories and positive same-store sales (shipments) despite negative same-store bookings (orders).

         Gross margin was 51.6% of net sales in the 1995 period to 55.0% in the 1994 period. Lower gross margins in 1995 resulted from extensive promotional pricing and unfavorable product mix.

         Selling expenses were $29,602,000 an increase of approximately 13.6% from the same period last year. Selling expenses were 48.4% of net furniture sales in 1995 compared to 47.2% in the 1994 period. Selling expenses increased primarily because of the same reasons explained in the quarterly comparison above.

         General and administrative expenses increased by $479,000 due principally to employee termination expenses of $575,000, offset by general cost reductions. General and administrative expenses, exclusive of employee termination expenses, were 9.2% and 10.4% of net furniture sales in the 1995 and 1994 periods

         The Company's investment in Mr. Coffee, inc. was accounted for by the equity method which resulted in equity in earnings of $224,000 in the twenty-six weeks ended July 31, 1994. The Company sold its investment in Mr. Coffee in August 1994.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 30, 1995, the Company had $1,733,000 in cash and cash equivalents compared to $1,952,000 as of January 29, 1995.

Cash Flow - Twenty-Six Weeks Ended July 30, 1995

         Cash and cash equivalents decreased by $219,000 during the period. Operating activities used net cash of $3,152,000 principally from a $3,203,000 cash loss from operations and a decrease in accounts payable and other liabilities of $1,725,000, offset by decreases in inventories of $1,278,000 and other assets of $498,000. Investing activities were capital expenditures of $756,000 principally for costs of construction of a showroom in Dallas and for additions to leasehold improvements of other new showrooms. The Dallas showroom was sold for approximately $1 million cash in May 1995 and leased back. This sale and leaseback resulted in a $386,000 deferred profit to be amortized over the term of the lease. Financing activities included $3,702,000 of net borrowings under a revolving credit agreement (see Note 4).

Cash Flow - Twenty-Six Weeks Ended July 31, 1994

         Cash and cash equivalents decreased by $320,000 during the period. Operating activities provided net cash of $142,000, principally from an increase in accounts payable and other liabilities of $3,031,000 offset by a cash loss from operations of $1,412,000 and an increase in inventories of $1,794,000. Investing activities during the period were capital expenditures of $139,000, principally for additions to leasehold improvements of retail showrooms. Financing activities during the period were $268,000 of payments on short-term notes and purchase of common stock of $55,000.

Outlook

         The Company's cash, expected cash flow from operations and credit line are considered adequate to meet short-term cash requirements for operations and capital expenditures. As of July 30, 1995 there were no significant long-term capital expenditure commitments.

         Management believes that the reengineering program described above will continue to produce improved results in the third and fourth quarters this year. These improvements should buffer any short-term continuation of the softness in retail sales.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

         The Company held its Annual Meeting of Stockholders on June 20, 1995. At the meeting the stockholders;

         (i) elected eight directors (Jean R. Perrette, Thomas M. DeLitto, Gary
S. Vandeweghe, Kamal G. Abdelnour, Bernadette Castro, J. Richard Cordsen, Michael W. Gibbons and Isaac Robert Souede), all of whom were incumbent directors, to serve until the next annual meeting.

         (ii) approved the selection of Ernst & Young LLP to serve as independent auditors to examine the Company's financial statements for the fiscal year ending January 28, 1996. There were 10,163,610 affirmative votes and 30,629 negative votes with respect to this matter.

Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended July 30, 1995

         On July 25, 1995, the Registrant filed a Current Report dated June 29, 1995 on Form 8-K This report described under Item 5 - Other Events approval of a stock repurchase plan and a one-for-three reverse stock split.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   KRAUSE'S FURNITURE, INC.
                                                   (Registrant)

Date:  September 13, 1995                          /s/ Robert G. Sharpe
                                                   ------------------------
                                                   Robert G. Sharpe
                                                   Executive Vice President


Date:  September 13, 1995                          /s/ D. Panah
                                                   ------------------------
                                                   D. Panah
                                                   Chief Financial Officer

                                EXHIBIT INDEX

Ex. 27            Financial Data Schedule