Form 10-Q
period 1995-10-29
KRAUSES FURNITURE INC
filed 1995-12-13
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 1995

                                       or

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

________________________________________________________________________________
        (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [x] Yes  [ ] No

As of December 1, 1995 the Registrant had 4,081,796 shares of common stock outstanding.

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

                            KRAUSE'S FURNITURE, INC.
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                      October 29,                January 29,
                                                                                         1995                       1995
                                                                                    --------------             --------------
                                                                                        (In thousands, except share data)
Current assets:
  Cash and cash equivalents                                                                 $  1,744            $  1,952
  Accounts receivable, net of allowance for
    doubtful accounts of $571 and $847                                                           644                 959
  Refundable income taxes                                                                      1,503                 920
  Inventories                                                                                 15,359              18,016
  Prepaid expenses                                                                             1,178               1,450
                                                                                            --------            --------
     Total current assets                                                                     20,428              23,297
Property, equipment, and
  leasehold improvements, net                                                                  6,666               6,519
Goodwill, net                                                                                 16,661              17,425
Leasehold interest, net                                                                        2,206               2,485
Other assets                                                                                   3,484               3,793
                                                                                            --------            --------
                                                                                            $ 49,445            $ 53,519
                                                                                            ========            ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                     $ 16,428            $ 17,311
  Accrued payroll and related expenses                                                         1,618               1,704
  Customer deposits                                                                            6,410               6,809
  Notes payable                                                                                   18                  17
  Income taxes payable                                                                           575               1,207
                                                                                            --------            --------
     Total current liabilities                                                                25,049              27,048
Long-term liabilities:
  Secured revolving credit and other notes                                                     4,219               2,181
  Deferred gain                                                                                  341                   -
  Other liabilities                                                                            1,623               1,590
                                                                                            --------            --------
                                                                                               6,183               3,771
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.001 par value;
    2,000,000 shares authorized, 364,780 and 547,352 shares outstanding
    (at stated value) (liquidation preference $22.50 per share)                                7,781              10,455
  Common stock, $.001 par value; 8,333,333
     shares authorized, 4,081,796 and 3,471,411 shares outstanding                                12                  11
  Capital in excess of par value                                                              27,153              24,480
  Accumulated deficit                                                                        (16,733)            (12,246)
                                                                                            --------            --------
     Total stockholders' equity                                                               18,213              22,700
                                                                                            --------            --------
                                                                                            $ 49,445            $ 53,519
                                                                                            ========            ========

See accompanying notes.

                            KRAUSE'S FURNITURE, INC
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)


                                                       Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                  -----------------------------      --------------------------------
                                                   October 29,      October 30,       October 29,         October 30,
                                                      1995             1994              1995                1994
                                                  -------------    -------------     -------------       -------------
Net furniture sales                                   $31,286         $31,886           $92,465            $87,023
Cost of sales                                          15,031          15,369            44,620             40,183
                                                      -------         -------           -------            -------
Gross profit                                           16,255          16,517            47,845             46,840
                                                      -------         -------           -------            -------
Selling expenses                                       14,915          13,837            44,532             39,887
General and administrative                              2,385           2,993             8,094              8,237
Amortization of goodwill                                  255             255               764                765
                                                      -------         -------           -------            -------
                                                       17,555          17,085            53,390             48,889
                                                      -------         -------           -------            -------
Loss from operations                                   (1,300)           (568)           (5,545)            (2,049)

Equity in earnings of Mr. Coffee                            -               -                 -                224
Gain on sale of Mr. Coffee stock                            -          12,115                 -             12,115
Interest expense                                         (165)           (260)             (528)            (1,898)
Other income (expense)                                     70             (83)              259                (73)
                                                      -------         -------           -------            -------

Income(loss) before income taxes                       (1,395)         11,204            (5,814)             8,319

Provision (benefit) for income taxes                        -           1,631            (1,327)             1,631
                                                      -------         -------           -------            -------
Income (loss) before extraordinary item                (1,395)          9,573            (4,487)             6,688

Extraordinary loss                                          -            (436)                -               (436)
                                                      -------         -------           -------            -------
Net income (loss)                                     ($1,395)        $ 9,137           ($4,487)           $ 6,252
                                                      =======         =======           =======            =======
Per share:
   Income (loss) before extraordinary item             ($0.34)        $  1.77            ($1.15)           $  1.24
   Extraordinary loss                                       -           (0.08)                -              (0.08)
                                                      -------         -------           -------            -------
   Net income (loss)                                   ($0.34)        $  1.69            ($1.15)           $  1.16
                                                      =======         =======           =======            =======
Average number of
   common and common
   equivalent shares outstanding                        4,082           5,392             3,905              5,394


See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
--------------------------------------------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                Thirty-Nine Weeks Ended
                                                                               -------------------------
                                                                          October 29,             October 30,
                                                                             1995                    1994
                                                                          -----------             -----------
                                                                                     (In thousands)
Convertible Preferred Stock:
      Balance at beginning of period                                      $ 10,455                 $ 11,856
      Conversion of Series B preferred stock                                (2,674)                       -
                                                                          --------                 --------
      Balance at end of period                                            $  7,781                 $ 11,856
                                                                          ========                 ========

Common Stock:
      Balance at beginning of period                                      $     11                 $     10
      Conversion of Series B preferred stock                                     1                        -
                                                                          --------                 --------
      Balance at end of period                                            $     12                 $     10
                                                                          ========                 ========

Capital in Excess of Par Value:
      Balance at beginning of period                                      $ 24,480                 $ 23,180
      Conversion of Series B  preferred stock                                2,673                        -
      Exercise of stock options, excess over par value                           -                        5
      Repurchase of common stock                                                 -                     (105)
                                                                          --------                 --------
      Balance at end of period                                            $ 27,153                 $ 23,080
                                                                          ========                 ========

Accumulated Deficit:
      Balance at beginning of period                                      ($12,246)                ($16,606)
      Net income (loss)                                                     (4,487)                   6,252
                                                                          --------                 --------
      Balance at end of period                                            ($16,733)                ($10,354)
                                                                          ========                 ========

See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        Thirty-Nine Weeks Ended
                                                                                       -------------------------
                                                                                   October 29,           October 30,
                                                                                     1995                   1994
                                                                                  -------------         -------------
                                                                                            (In thousands)
Cash flows from operating activities:
Net income (loss)                                                                  ($4,487)              $  6,252
 Adjustments to reconcile net income ( loss) to
  net cash provided (used) by operating activities:
        Depreciation and amortization                                                1,851                  2,572
        Equity in earnings of Mr. Coffee                                                 -                   (224)
        Gain from sale of Mr. Coffee stock                                               -                (12,115)
        Write off of deferred financing costs and prepaid interest
         in connection with early retirement of debt                                     -                    727
 Change in assets and liabilities :
        Accounts receivable                                                            315                    (76)
        Refundable income taxes                                                       (583)                     -
        Inventories                                                                  2,657                 (2,166)
        Prepaid expenses and other assets                                              581                   (260)
        Accounts payable and accrued liabilities                                      (936)                 4,952
        Customer deposits                                                             (399)                   479
        Deferred gain                                                                  341                   (760)
        Income taxes payable                                                          (632)                 2,098
                                                                                   -------               --------
          Net cash provided (used) by operating activities                          (1,292)                 1,479
                                                                                   -------               --------
Cash flows from investing activities:
        Capital expenditures                                                          (955)                  (942)
        Proceeds from sale of Mr. Coffee stock                                           -                 23,258
                                                                                   -------               --------
          Net cash provided (used) by investing activities                            (955)                22,316
                                                                                   -------               --------
Cash flows from financing activities:
        Net borrowings (payments)  under revolving credit                            2,039                (18,690)
          and other notes
        Proceeds from exercise of stock options                                          -                      5
        Purchase of common stock                                                         -                    (55)
                                                                                   -------               --------
          Net cash provided (used) by financing activities                           2,039                (18,740)
                                                                                   -------               --------
Net increase (decrease) in cash and cash equivalents                                  (208)                 5,055
Cash and cash equivalents at beginning of period                                     1,952                  3,025
                                                                                   -------               --------
Cash and cash equivalents at end of period                                         $ 1,744               $  8,080
                                                                                   =======               ========

Supplemental disclosures of cash flow information-
        Cash paid during the period for:
            Interest                                                               $   248               $    803
            Income taxes                                                               200                      -

        Noncash investing and financing activities-
            Conversion of preferred stock                                            2,674                  1,401
            Note receivable reduction in exchange for
              common stock                                                               -                     50

See accompanying notes.

                            KRAUSE'S FURNITURE, INC
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In April 1995 the Company changed its fiscal year to a 52/53 week fiscal year ending on the last Sunday in January. This report is for the unaudited third fiscal 1995 quarter ended October 29, 1995. Unaudited operating and cash flow information has been presented for the comparable 1994 period.

         These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the thirteen weeks ended October 29, 1995 are not necessarily indicative of results to be expected in future periods.

2. Cash and cash equivalents includes U. S. Treasury bills with maturities of less than 90 days carried at amortized cost, which approximates market. These securities are classified as held-to-maturity in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. The Company has no securities classified as available-for-sale under SFAS No. 115.

3. Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                       October 29,               January 29,
                                          1995                       1995
                                      -------------             ------------
    Finished goods                     $13,024,000               $13,161,000
    Work-in-process                        259,000                   479,000
    Raw materials                        2,076,000                 4,376,000
                                       -----------               -----------

                                       $15,359,000               $18,016,000
                                       -----------               -----------

4. Long-term notes payable at October 29, 1995 consist of $4,152,000 of secured revolving credit notes and $67,000 of other notes. The secured revolving credit notes were issued under a two-year revolving credit arrangement entered into with a financial institution in January 1995. The credit agreement provides for revolving loans of up to $10 million based on the value of inventories. As of October 29, 1995, borrowing under the revolving credit was limited to approximately $6.7 million as defined in the agreement. Substantially all of KSF's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loans is payable monthly at the rate of 1.5% in excess of the prime rate.

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

7. Income (loss) per share amounts for 1995 were computed based on the weighted average number of common shares outstanding since common stock equivalents were antidilutive. Per share amounts for 1994 were computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares arise from dilutive stock options and warrants and convertibility of preferred stock into common stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

RESULTS OF OPERATIONS

         Results for the thirteen weeks and thirty-nine weeks ended October 29, 1995 reflect a continuing industry-wide softness in retail sales as well as the costs associated with the Company's efforts to reengineer its business.

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

         In addition the Company has undertaken an aggressive program to improve customer service and perceptions, increase operating efficiencies, reduce cycle times, reduce inventory levels and reduce overhead. While management expects this "reengineering" effort to increase sales, improve operating margins and increase cash flow, the costs of this program adversely impacted 1995 results by approximately $1 million. Early positive indications of this year's reengineering effort can be seen in the reduction in general and administrative expenses (excluding employee termination costs), reduced levels of inventories and improving factory efficiencies, which resulted in a positive comparable gross margin percentage for the third quarter.

Thirteen Weeks Ended October 29, 1995 Compared to Thirteen Weeks Ended October 30, 1994

         Net furniture sales for the third fiscal quarter 1995 were $31,286,000, which was a decrease of approximately 1.9% from net sales in the comparable period of 1994. The 1995 third quarter sales decrease was primarily attributable to a 10.7% decrease in same-store sales compared to 1994, partially offset by sales from five additional new stores.

         Gross margin was 52.0% of net sales in the third quarter 1995 compared to 51.8% in 1994. The slightly higher gross margins reversed this year's negative comparable trend and resulted primarily from changes in product mix and improved factory efficiencies.

         Selling expenses were $14,915,000 in the third quarter 1995 and $13,837,000 in the third quarter 1994. The increase in total selling expenses was principally because of variable selling expenses attributable to higher sales incentives and operating costs associated with five additional showrooms opened this year. Selling expenses as a percentage of sales increased to 47.7% in the third quarter 1995 from 43.4% in the comparable period last year. This was primarily the result of additional sales incentives for the sales force.

          General and administrative expenses, exclusive of employee termination costs of $124,000 in the third quarter 1995, decreased as a percentage of sales to 7.2% from 9.4%. Exclusive of employee termination costs, general and administrative expenses were lower in the 1995 period by $732,000, principally a result of the Company's reengineering efforts.

         Interest expense decreased by $95,000 in the third quarter 1995 compared to the third quarter 1994 principally due to less debt outstanding in 1995.

         In August 1994 the Company sold all of its common stock holdings in Mr. Coffee, inc. This sale resulted in a pretax gain of $12,115,000.

         Thirty-Nine Weeks Ended October 29, 1995 Compared to Thirty-Nine Weeks Ended October 30, 1994

         Net furniture sales for the first thirty-nine weeks of 1995 were $92,465,000 compared to $87,023,000 for the same period in 1994. The sales increase was due principally to sales from seven additional stores in 1995, offset by a same-store sales decrease of 3.0%.

         Gross margin was 51.7% of net sales in the 1995 period compared to 53.8% in the 1994 period. Lower gross margins in 1995 resulted from extensive promotional pricing and a change in product mix.

         Selling expenses were $44,532,000, an increase of approximately 11.6% from the same period last year. Selling expenses were 48.2% of net furniture sales in 1995 compared to 45.8% in the 1994 period. Selling expenses increased primarily because of the same reasons explained in the quarterly comparison above.

         General and administrative expenses decreased by $143,000 due principally to general cost reductions offset by employee termination expenses of $699,000. General and administrative expenses, exclusive of employee termination expenses, were 8.0% and 9.5% of net furniture sales in the 1995 and 1994 periods.

         Interest expense decreased by $1,370,000 in the 1995 period due to significantly less debt outstanding. In August and September 1994 the Company paid off approximately $18.7 million of debt with proceeds from the sale of its investment in Mr. Coffee.

         The Company's investment in Mr. Coffee, inc. was accounted for by the equity method which resulted in equity in earnings of $224,000 in the thirty-nine weeks ended October 30, 1994. The Company sold its investment in Mr. Coffee in August 1994.

         Income tax benefits of $1,327,000 represents refundable income taxes available from the carryback of 1995 losses. There were no carryback tax benefits recorded in the third quarter 1995 and none are available in future periods. The provisions for income taxes in the 1994 periods were computed by applying the estimated annualized effective tax rate to income before income taxes. This rate reflects the benefit of utilization of net operating loss carryforwards for federal and state tax purposes, as well as a reduction of the valuation allowance for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 29, 1995, the Company had $1,744,000 in cash and cash equivalents compared to $1,952,000 as of January 29, 1995.

Cash Flow - Thirty-Nine Weeks Ended October 29, 1995

         Cash and cash equivalents decreased by $208,000 during the period. Operating activities used net cash of $1,292,000 principally from a $2,636,000 cash loss from operations and a decrease in accounts payable and other liabilities of $1,626,000, offset by decreases in inventories of $2,657,000 and other assets of $313,000. Investing activities were capital expenditures of $955,000 principally for costs of construction of a showroom in Dallas and for additions to leasehold improvements of other new showrooms. The Dallas showroom was sold for approximately $1 million cash in May 1995 and leased back. This sale and leaseback resulted in a $386,000 deferred profit to be amortized over the term of the lease. Financing activities included $2,052,000 of net borrowings under a revolving credit agreement (see Note 4).

Cash Flow - Thirty-Nine Weeks Ended October 30, 1994

         Cash and cash equivalents increased by $5,055,000 during the period. Operating activities provided net cash of $1,479,000, principally from an increase in accounts payable and other liabilities of $6,769,000 offset by a cash loss from operations of $2,788,000 and an increase in inventories of $2,166,000. Investing activities during the period were capital expenditures of $942,000, principally for additions to leasehold improvements of retail showrooms. Financing activities during the period included $18,690,000 payments on notes and purchase of common stock of $55,000.

Outlook

         The Company's cash, expected cash flow from operations and credit line are considered adequate to meet short-term cash requirements for operations and capital expenditures. As of October 29, 1995 there were no significant long-term capital expenditure commitments.

         Management believes that the reengineering program described above will continue to produce improved results. These improvements should buffer any short-term continuation of the softness in retail sales.

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

Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended October 29, 1995

         None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KRAUSE'S FURNITURE, INC.
                                        (Registrant)


Date:    December 11, 1995
                                        ------------------------
                                        Robert G. Sharpe
                                        Executive Vice President


Date:    December 11, 1995
                                        ------------------------
                                        D. Panah
                                        Chief Financial Officer