Form 10-K
period 1996-01-28
KRAUSES FURNITURE INC
filed 1996-05-13
CIK 701974

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED JANUARY 28, 1996
                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM             TO             .
COMMISSION FILE NUMBER 0-17868

                            KRAUSE'S FURNITURE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     77-0310773
       (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

              200 NORTH BERRY STREET, BREA, CALIFORNIA 92621-3903
                                                    (ZIP
                                               CODE)
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (714) 990-3100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /X/

     As of March 28, 1996 the aggregate market value of Registrant's $.001 par value Common Stock held by non-affiliates was approximately $2,400,000 based on the closing price for the stock. As of March 28, 1996 there were 4,120,810 shares of $.001 par value Common Stock outstanding.

     Documents Incorporated by Reference: Proxy Statement for 1996 Annual
Meeting of Stockholders with respect to information required in Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     This Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this Form 10-K, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, financial and business challenges making it more difficult than expected to continue to develop, market, manufacture and ship products on a timely basis; competitive conditions may change adversely; demand for the Company's products may weaken; the market may not accept the Company's merchandising strategies and products; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate customer demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) timely identifying, designing, and delivering new products as well as enhancing existing products, (ii) implementing current strategic plans, (iii) accurately forecasting capital expenditures, and (iv) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, advertising, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, advertising, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

                                     PART I

ITEM 1.  BUSINESS

     CORPORATE HISTORY. Krause's Furniture, Inc. (the "Company") is a Delaware corporation which is publicly traded (NASDAQ trading symbol SOFA). The Company changed its name to Krause's Furniture, Inc. in December 1994. The former name was Worth Corporation, which had a NASDAQ trading symbol of WRTH until December 12, 1994.

     The Company's business is primarily conducted through its wholly-owned subsidiary, Krause's Sofa Factory ("Krause's"). In April 1991 the Company acquired for approximately $6.2 million a controlling interest in Krause's, a manufacturer and retailer of made-to-order upholstered furniture. On October 31, 1993, the Company acquired by merger the then outstanding minority interest in Krause's through an exchange of stock. Each of Krause's minority shareholders received 3.24 shares of the Company's common stock for each share of Krause's capital stock. Krause's was started in San Diego, California in 1973. Originally incorporated as The Sofa Factory, it changed its name to Krause's Sofa Factory in 1984.

     In May 1993 Krause's acquired certain assets related to the retail operations of Castro Convertible Corporation. Castro Convertibles, which was started in 1931, has been known throughout the East Coast for its quality sofabed products and was an early pioneer in developing the tri-fold sofabed mechanism. Krause's manufactures products for sale through the Castro stores and dealerships. Descriptions of the businesses, products, manufacturing and other information of Krause's are outlined in the following sections of this report.

     In August 1994 the Company sold its 18% ownership interest in Mr. Coffee, inc. ("Mr. Coffee") to Health o meter Products, Inc. for cash totaling $23.3 million. The Company had purchased its equity position in Mr. Coffee through various stock purchases and exchanges commencing in February 1988. Mr. Coffee is the leading producer of automatic drip coffeemakers in the United States and also manufacturers other small kitchen appliances.

     In April 1995 the Company changed from a calendar year-end to a fiscal year-end on the last Sunday of January as determined by the 52/53 retail fiscal year. The Company's 1995 fiscal year ended January 28, 1996.

KRAUSE'S SOFA FACTORY

     BUSINESS. Krause's manufactures made-to-order sofas, sofabeds, loveseats and chairs, and retails these products (as well as externally-sourced products) through its own chain of retail showrooms as well as licensed dealerships. As of January 28, 1996 there were 83 company-owned showrooms and four dealers in 12 states. Krause's is believed to be the largest combined manufacturer and retailer of made-to-order upholstered furniture in the United States. Krause's market success can be attributed to its unique ability to supply competitively priced made-to-order upholstered furniture in two to four weeks from the date ordered by the customer.

     The executive offices of Krause's are located at 200 North Berry Street, Brea, California 92621-3903 and the telephone number is (714) 990-3100.

     PRODUCTS. Krause's is a leading manufacturer of high-quality, affordably-priced made-to-order upholstered furniture. Its product line consists primarily of upholstered (woven fabric and leather) sofas, sofabeds, chairs and sectionals, in a wide variety of styles and sizes. Except for a few styles of occasional and reclining chairs, Krause's manufactures virtually all of its upholstered furniture, which accounts for approximately 90% of its net sales. Krause's manufactured upholstered furniture is currently sold exclusively through its own leased retail showrooms and licensed dealers. In addition to its exclusive upholstered furniture line, Krause's retails an assortment of tables, occasional chairs, dining sets, area rugs, mattresses, lamps and other accessories. Non-upholstered merchandise is purchased from other suppliers and accounts for approximately 10% of net sales.

     At Krause's, customers may choose from approximately 75 different styles, 50 sizes, 600 fabrics (quilted or unquilted), 50 leather choices, and various weltings. Krause's upholstered furniture product line consists of the following:

          SOFAS. Stationary upholstered sofas account for the largest proportion of Krause's sales. Sofa styles range from classic traditional, to contemporary, to country, to Eurostyles. In addition, Krause's manufactures a complete line of upholstered loveseats in various sizes, styles and fabrics to be sold separately or in combination with its sofas.

          INCLINERS. Krause's manufactures its own design of incliners, which are sofas or loveseats which include a modified incliner footrest mechanism built directly into the unit. Krause's believes it is the only retailer which offers an incliner option in the customer's choice of style, size and fabric.

          RECLINERS. Fully reclining sofas and chairs are offered as an option in a number of sofas and chairs manufactured by Krause's. Krause's offers not only fully reclining sofas but a complete line of reclining chairs. Krause's believes it offers more reclining options in the customer's choice of style, size and fabrics than most competitors.

          SECTIONALS. Sectionals are modular units of upholstered furniture which can be combined or separated to form any variety of seating arrangements desired. Krause's offers and manufactures a sectional option for most styles of its sofas.

          SOFABEDS. Prior to the acquisition of Castro Convertibles, approximately 15% of the sofas sold by Krause's were sofabeds. Since Castro Convertibles is a sofabed specialist, the percentage of Krause's total sofabed sales has nearly doubled. Working with a third party vendor, Krause's has developed an enhanced sofabed mechanism to take advantage of its unique position in sofabed retailing. Krause's offers a super-queen mattress, which Krause's believes is wider than most other sofabed mattresses offered in the United States. Although producing only for its own retail outlets, Krause's believes it is one of the top 15 retailers of sofabeds in the U.S.

          CHAIRS. Krause's manufactures a complementary line of upholstered chairs, which coordinate with most of the sofa styles offered by Krause's. Usually these chairs are sold in sets with a sofa, loveseat, incliner, recliner and/or sofabed. Krause's also manufactures occasional chairs for customers who desire a chair which coordinates with but does not match the style or fabric of their primary furnishings.

     In order to respond to customer needs and desires as well as to display its own sofas and upholstered products in room settings, Krause's showrooms offer a variety of complementary products purchased from outside vendors. Some of these products may not be customized. Because of its made-to-order strategy,

Krause's does not require a substantial amount of finished goods, whether they are manufactured by Krause's or purchased from outside sources.

     RETAIL OPERATIONS. Krause's sells its products through company-owned and licensed retail showrooms in 12 states. Retail showrooms located in California, Colorado, Arizona, Nevada, Texas, New Mexico, Washington and Illinois are operated under the name KRAUSE'S SOFA FACTORY(R) or KRAUSE'S SOFAS. Retail showrooms in New York, New Jersey, Connecticut and Florida are operated under the name CASTRO CONVERTIBLES(R). Showroom locations are selected on the basis of strictly defined criteria, including expected population growth, desirable target consumer demographics and psychographics, high visibility with easy access from major thoroughfares, adequate parking facilities and proximity to other furniture retailers.

     Retail showrooms vary in size from 1,700 square feet to 24,000 square feet, with an average size of 13,500 square feet. The typical showroom displays approximately 60 to 70 styles in coordinated furniture groupings to illustrate the diversity and availability of contemporary and traditional upholstered furniture.

     When a customer makes a selection, a down payment is collected and the order is immediately entered in Krause's computer by means of an on-line terminal at the showroom. The order, reflecting the customer's exact specifications as to style, color, size, configuration and fabric, is then registered and scheduled at Krause's manufacturing facility and the manufacturing or outside purchasing process begins.

     When an order has completed the manufacturing and/or outside purchasing process, it is shipped to a regional warehouse. The manager at this warehouse has responsibility for the final preparation and delivery of the order to the customer. Outside delivery services, as well as Krause's personnel in certain areas, are utilized for this process.

     MANUFACTURING. Krause's manufacturing facilities, located in Brea, California, produce upholstered furniture for sale through Krause's and Castro Convertibles showrooms. Manufacturing begins with the purchase of lumber (hardwood and softwood), which is kiln dried for extra strength and straightness. Mill workers cut the component pieces for each different style, working to precise standards. Craftsmen, using pneumatic and power tools, take the wooden parts and assemble them into frames for different furniture models. All corners are blocked and glued for added strength and proper distribution of weight and stress.

     Krause's primarily uses a one-piece frame method in which the entire frame is built before any upholstering occurs. This method results in superior frame strength for a finer tailored appearance. Frame construction is completed with the installation of metal springs, which contributes to the continued comfort, durability and appearance of the upholstered furniture.

     While the frame is being built, the chosen fabric or leather for that particular customer order is cut and sewn. Krause's employs quilters as well as special seamstresses for sewing zippers, bolster covers, ruffles, skirts and pleats. The pillow back, chair back, and ottoman cushions are assembled prior to proceeding to the upholstery stage.

     Upholstery is performed using an assembly line technique. Several individuals work on each frame, each specializing in an area of responsibility -- springs, outside body, seat, arm, inside body and so on. As the frame is being upholstered, seat cushions are filled with a Foreverflex(TM) insert (Krause's proprietary seating material). The Foreverflex(TM) cushion insert is a high-density foam cushion which is injection molded with springs suspended within the foam. The Foreverflex(TM) cushion insert is manufactured by an outside supplier to strict specifications set by Krause's and carries a lifetime guarantee.

     Placement of the upholstered cushions on the furniture completes the manufacturing process. Every piece of finished upholstered furniture undergoes a quality control inspection during production and again prior to shipment from the factory to the local distribution center or retail showroom.

     Krause's builds approximately 600 pieces of upholstered furniture per day in a single shift. This represents approximately 75% of single shift manufacturing capacity. The level of production is primarily determined by customer orders, since Krause's builds only minor amounts of units for inventory. Krause's turns its manufacturing backlog approximately every 23 to 28 days. Backlog as of January 28, 1996 was approximately $12.8 million compared to $13.9 million at the end of January 1995.

     Many suppliers currently provide Krause's with the materials used in the manufacture of its upholstered furniture products. One such supplier provides approximately 25% and another 13% of Krause's purchased raw materials. Krause's is dependent on the continued supply of components and raw materials, including fabrics, leather, foam and sofabed and motion mechanisms. Management constantly seeks new suppliers and better prices through competitive bidding and the qualification of alternative sources of supply. Inability to develop alternative sources of supply if and as required or to obtain sufficient single source products, components and raw materials would adversely affect the Company's sales and operating results.

     TRADEMARKS AND PATENTS. Krause's holds trademarks and patents registered in the United States for various products and processes. Krause's has a registered trademark in the United States for the Krause's Sofa Factory(R) and Castro Convertibles(R) names and logos. Krause's considers these trademarks important to its business.

     GOVERNMENT REGULATIONS. Krause's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and from hazardous substances. Krause's is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in the production areas of its facilities. Management of Krause's believes that it is in compliance in all material respects with all applicable environmental and occupational safety regulations.

     EMPLOYEES. The majority of Krause's employees are not unionized and many have been with Krause's for over 10 years. Approximately 45 retail employees in the greater New York area are covered by a union contract which was negotiated in connection with the acquisition of Castro Convertibles, and which expires in May 1998. The Krause's total work force numbers approximately 1,000 with approximately 400 engaged in manufacturing activities, 535 in its retail/warehousing operations and 65 in administration.

     COMPETITION. Krause's competes in retail furniture markets where both national, regional and strong local competitors are well represented. Other furniture retailers with which Krause's competes include major department store chains, as well as independent furniture stores and discount and warehouse chains. Levitz Furniture, one of the largest U.S. furniture retailers, competes throughout most of the geographic locations where Krause's and Castro showrooms are located, and offers mass-produced furniture in the moderate price range.

     INSURANCE. Krause's purchases occurrence-based product liability insurance in the aggregate amount of $17 million. Management of Krause's believes that based upon its historical liability experience, the amount of insurance it carries is adequate.

ITEM 2.  PROPERTIES

     The Company and Krause's maintain their administrative offices and manufacturing plant in a leased 250,000 sq. ft. facility at 200 North Berry Street, Brea, California. The lease has a remaining term of 13 years with four five-year options and grants Krause's certain options to purchase the facility. Krause's also leases approximately 225,000 sq. ft. for warehouse and distribution facilities. Retail showrooms are all leased with rents either fixed or with fixed minimums coupled with contingent rents based on the Consumer Price Index or a percentage of sales. Krause's 83 company-operated showrooms occupy approximately one million sq. ft. of space.

ITEM 3.  LEGAL PROCEEDINGS

     On May 27, 1994, the Company was served with a complaint in the case captioned Miriam Brown v. Mr. Coffee, inc. et al. (Civil Action No. 13531), in the Delaware Court of Chancery, New Castle County. The complaint names the Company, Mr. Coffee and certain individuals including Jean R. Perrette, Chairman of the Board, and Kenneth W. Keegan, a former director of the Company, as defendants in a purported class action lawsuit. The complaint alleges that the individuals named as co-defendants breached their fiduciary duties as directors of Mr. Coffee by, among other things, their alleged efforts to entrench themselves in office and prevent Mr. Coffee's public shareholders from maximizing the value of their holdings, engaging in plans and schemes unlawfully to thwart offers and proposals from third parties, and approving or causing the Company and others to agree to vote in favor of a merger with Health
o meter Products, Inc. The Company is alleged to have participated in and advanced the alleged breaches. The plaintiff originally sought to enjoin the merger; however, plaintiff withdrew such action and the merger was completed in August 1994. The Company and the Mr. Coffee directors filed motions to dismiss the complaint on August 11, 1994. The motions have not been briefed or ruled upon by the court. The plaintiff seeks compensatory damages and costs and disbursements in connection with the action, including attorneys' and experts' fees, and such other further relief as the court deems just and proper.

     For a number of reasons, including the extensive solicitation and negotiation process which preceded the acceptance by Mr. Coffee's Board of Directors of the Health o meter offer, the Company believes that the plaintiff's allegations are without merit. Management believes that any liability in the event of final adverse determination of any of this matter would not be material to the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the NASDAQ Small-Cap Market under the ticker symbol SOFA. The following table sets forth the high and low per share sales prices for the Company's common stock for each quarter during the 1995 (52 weeks ended January 28, 1996) and 1994 (calendar year) fiscal years. For the month of January 1995 the high and low per share sales prices were $7.12 and $5.62, respectively. Quotations are as reported by NASDAQ, adjusted for periods prior to August 1, 1995 to reflect a one for three reverse stock split, effective on that date.

                                                  1995                    1994
                                            -----------------       -----------------
                       QUARTER              HIGH         LOW        HIGH         LOW
            ------------------------------  -----       -----       -----       -----
            First.........................  $6.75       $4.87       $8.63       $6.00
            Second........................   6.37        3.00        8.25        5.25
            Third.........................   4.37        2.00        7.50        5.63
            Fourth........................   3.00        1.63        7.88        4.50

     As of March 28, 1996 there were approximately 350 holders of record of the Company's common stock. The Company has paid no dividends to date and does not expect to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data has been derived from consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in the Annual Report on Form 10-K.

                                                             FISCAL YEAR ENDED
                              -------------------------------------------------------------------------------
                              JANUARY 28,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                 1996             1994             1993             1992           1991(2)
                              -----------     ------------     ------------     ------------     ------------
RESULTS OF OPERATIONS:
Net furniture sales.........   $ 122,319        $116,471         $ 96,984         $ 87,045         $ 54,753
Gross profit................      62,467          62,949           50,792           45,688           29,790
Loss from operations........      (9,388)         (2,398)          (7,852)          (5,982)          (4,091)
Gain from sale of Mr. Coffee
  stock(3)..................          --          12,115               --               --               --
Income (loss) before
  extraordinary items.......      (8,715)          5,831           (9,751)          (3,641)          (3,391)
Extraordinary items.........          --            (436)            (221)           3,330              (86)
Net income (loss)...........      (8,715)          5,395           (9,972)            (311)          (3,477)
Income (loss) per share(1):
  Income (loss) before
     extraordinary items....       (2.21)           1.08            (3.88)           (1.84)           (1.93)
  Extraordinary items.......          --           (0.08)           (0.09)            1.68            (0.05)
  Net income (loss).........       (2.21)           1.00            (3.97)           (0.16)           (1.98)
Weighted average common and
  common equivalent shares
  outstanding(1)............       3,950           5,394            2,510            1,982            1,761

                              JANUARY 28,     JANUARY 29,      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                 1996             1995             1993             1992             1991
                              -----------     ------------     ------------     ------------     ------------
BALANCE SHEET DATA:
Total assets................   $  46,866        $ 53,750         $ 64,749         $ 47,730         $ 46,187
Inventories.................      14,627          18,016           14,690           11,468           12,790
Working capital
  deficiency................      (6,878)         (3,751)          (1,404)          (3,603)          (3,862)
Intangible assets...........      18,236          19,910           22,826           16,425           12,943
Short-term debt(3)..........          19              17            1,147              458            3,693
Long-term debt(3)...........       5,584           2,181           17,700           15,500           12,376
Stockholders' equity........      13,985          22,700           20,626           11,170            9,485

- ---------------
(1) Previously reported share and per share amounts have been restated to reflect a one-for-three reverse stock split effected August 1, 1995.

(2) The Company acquired Krause's on April 28, 1991, therefore operations for 1991 are for a period of eight months.

(3) In August 1994 the Company sold its ownership of 1,500,548 shares of Mr. Coffee common stock for cash of $23.3 million. Proceeds from this sale were used to retire debt of $18.3 million and pay income taxes of $2.1 million with the remainder used for working capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow activity for fiscal years ended January 28, 1996, December 31, 1994 and December 31, 1993 is presented in the Consolidated Statement of Cash Flows.

     1995 Cash Flow. During 1995 cash and cash equivalents decreased by $616,000. Operating activities used net cash of $3,177,000, principally from a cash loss from operations of $4,752,000 offset by a net change in operating assets and liabilities of $1,575,000. Inventories and other operating assets were reduced by $3,389,000 and $147,000, respectively, while accounts payable and accrued liabilities were reduced by $1,961,000. Investing activities during the year included capital expenditures of $1,883,000, primarily related to Krause's opening of five new showrooms and remodeling of four showrooms partially offset by $1,039,000 of proceeds from the sale-leaseback of a showroom in Texas. Financing activities of $3,405,000 in fiscal 1995 were principally net borrowings under Krause's revolving credit agreement which was entered into in January 1995.

     1994 Cash Flow. In August 1994 the Company sold its ownership of 1,500,548 shares of Mr. Coffee common stock for cash of $23,258,000. Proceeds from this sale were used to retire debt of $18,317,000 and pay income taxes of $2,100,000, with the remainder used for working capital.

     During 1994 cash and cash equivalents decreased by $4,685,000. Operating activities used net cash of $6,877,000, principally from a cash loss from operations of $2,986,000 and a change in operating assets and liabilities of $3,891,000. Inventories and other operating assets increased by $2,567,000 and $813,000, respectively, while accounts payable and accrued liabilities were reduced by $511,000. Investing activities provided cash of $20,935,000 in 1994 including the Mr. Coffee sale proceeds mentioned above, offset by capital expenditures of $2,323,000, primarily related to Krause's opening of 15 new showrooms and remodeling of three showrooms during the year. Financing activities used net cash of $18,743,000 and were comprised primarily of debt repayments to related parties.

     1993 Cash Flow. In late 1993 the Company completed the private placements of approximately $12,200,000 of convertible preferred stock. Proceeds from the issuance were used to retire debt of $3,000,000 and prepay interest on senior secured term notes of $896,000, with the balance used for growth and working capital.

     During 1993 cash and cash equivalents increased by $2,608,000. Operating activities used net cash of $7,917,000, including a $7,770,000 cash loss from operations. Net cash used in operations also included an increase in current liabilities of $5,048,000 and additions of $3,222,000 to inventories and $1,973,000 to other operating assets. Investing activities during the year included capital expenditures of $1,841,000, principally for additions to leasehold improvements to retail showrooms, and $1,790,000 principally for the purchase of leasehold interests in showrooms acquired from Castro Convertibles. During the year financing activities provided $14,114,000, principally from the preferred stock issuances noted above and from a revolving credit arrangement with related parties.

     Outlook. In January 1995 Krause's obtained a revolving line of credit with a financial institution providing for borrowing of up to $10,000,000 for a period of two years. Borrowings under the line of credit are based on the value of inventory and are secured by substantially all of Krause's assets. In addition, Krause's is required to satisfy certain financial covenants for working capital and stockholder's equity. As of January 28, 1996 the Company did not comply with these covenants. On May 10, 1996 the Company's revolving credit agreement was amended to provide for a waiver by the lender of the technical noncompliance with financial covenants and to amend those covenants, to extend the credit agreement to January 1998 and to provide, subject to the Company obtaining certain additional equity financing, for additional borrowing availability under the revolving credit facility (Note 4).

     During fiscal 1995 the Company incurred an operating loss of $9,388,000, and as of January 28, 1996 the Company has a working capital deficiency of $6,878,000 and an accumulated deficit of $20,961,000. Management has identified certain initiatives and taken steps to return to profitability. Principal planned strategic objectives and initiatives include a downsizing of showroom size to reduce occupancy expenses, upgrading and remodeling showrooms to provide a more appealing setting for customers, remerchandising, refocusing and reducing advertising expenditures, improving manufacturing processes, and a corporate expense reduction with tight budgeting controls. Some of these initiatives can be undertaken presently while others will require capital expenditures and, therefore, additional financing.

     To provide necessary financing for current operations as well as to begin to obtain necessary funding for the capital expenditures contemplated by management's strategic initiatives, the Company has increased its borrowing availability under the amended revolving credit agreement discussed above. Additionally, the Company has received a commitment from an investor that will assure it of receiving at least $2 million from a planned convertible debt offering during the year ending January 31, 1997. As a result, management believes the Company has sufficient sources of financing to continue operations throughout fiscal 1996. The Company has no significant long-term capital expenditure requirements. However, the Company will need to obtain further financing to implement all of the strategic objectives and initiatives contemplated by the strategic plan. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's plan and, ultimately, the achievement of sustained profitable operations.

     Management has no knowledge of any trends or events that are likely to substantially increase or decrease liquidity needs in the near future other than as noted above and as explained in Note 9 of Notes to Consolidated Financial Statements, or for acquisitions and expansion of the business that the Company may undertake from time to time.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain items from the Company's Consolidated Statement of Operations as a percentage of net sales.

                                                                       FISCAL YEAR ENDED
                                                         ---------------------------------------------
                                                         JANUARY 28,     DECEMBER 31,     DECEMBER 31,
                                                            1996             1994             1993
                                                         -----------     ------------     ------------
Net sales..............................................     100.0%           100.0%           100.0%
Cost of sales..........................................      48.9             46.0             47.6
                                                            -----            -----            -----
Gross profit...........................................      51.1             54.0             52.4
Operating expenses:
  Selling..............................................      49.3             45.9             49.8
  General and administrative...........................       8.7              9.3              9.9
  Amortization of goodwill.............................        .8               .9               .8
                                                            -----            -----            -----
                                                             58.8             56.1             60.5
                                                            -----            -----            -----
Loss from operations...................................      (7.7)            (2.1)            (8.1)
Interest expense.......................................       (.6)            (1.8)            (3.5)
Other income...........................................        .1             10.8              1.5
                                                            -----            -----            -----
Income (loss) before income taxes and extraordinary
  items................................................      (8.2)             6.9            (10.1)
Provision (credit) for income taxes....................      (1.1)             1.9               --
                                                            -----            -----            -----
Income (loss) before extraordinary items...............      (7.1)             5.0            (10.1)
Extraordinary items....................................        --              (.4)             (.2)
                                                            -----            -----            -----
Net income (loss)......................................      (7.1)%            4.6%           (10.3)%
                                                            =====            =====            =====

YEAR ENDED JANUARY 28, 1996 (FISCAL 1995) AS COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net Sales. Furniture sales were $122,319,000 in the 1995 fiscal year, an increase of 5% from sales in 1994. The sales increase was primarily from sales of stores opened in late 1994 and early 1995, which were offset somewhat by a decrease in sales of stores open less than one year. During fiscal 1995 the Company opened five new stores, relocated four stores and closed nine underperforming stores. A comparable store sales decline of 2.9% was primarily the result of general economic conditions in fiscal 1995 compared to 1994.

     Cost of Sales and Gross Margins. Cost of sales was higher by approximately 11.8% in fiscal year 1995 compared to 1994. Gross margins in fiscal year 1995 were 51.1% compared to 54.0% in 1994. Lower gross margins in 1995 were due to price discounting and clearance merchandise sales necessary to generate sales due to increased competition and generally poor economic conditions in the Company's two major markets, California and New York. In addition, the Company provided approximately $760,000 to reduce certain showroom inventory to its estimated net realizable value in fiscal year 1995. During the fourth quarter of fiscal 1995 Krause's experienced a shortage of fabric for expected production. This fabric out-of-stock position caused a disruption in operations, which had the effect of increasing labor costs per unit and thereby reducing margins. Margin erosion also occurred since additional discounts were given to customers due to delivery delays. The out-of-stock position returned to normal levels in early fiscal 1996.

     Operating Costs and Expenses. Selling expenses were $60,257,000 in fiscal 1995, an increase of approximately 12.7% from 1994. Selling expenses were 49.3% of sales compared to 45.9% in 1994. The increase in total selling expenses was principally attributable to higher sales incentives and operating costs associated with new stores. Variable selling expenses and advertising expenses as a percentage of sales are expected to decline in future periods.

     General and administrative expenses declined by $289,000 and as a percentage of sales declined to 8.7% from 9.3%. Exclusive of employee severance costs in fiscal year 1995 of approximately $800,000, general and administrative expenses were 8% of sales. General and administrative expenses, exclusive of employee severance costs, declined by over $1 million principally from reductions in payroll and related expenses.

     Interest Expense. Interest expense decreased by $1,419,000 in fiscal 1995 due to significantly less debt outstanding. In August and September 1994 the Company paid off approximately $18.3 million of debt with proceeds from the sale of its investment in Mr. Coffee.

     The Company's investment in Mr. Coffee was accounted for by the equity method which resulted in equity in earnings of $316,000 in 1994. The Company sold its investment in Mr. Coffee in August 1994.

     Income Taxes. Income tax benefits of $1,327,000 represent refundable income taxes available from the carryback of fiscal year 1995 losses.

YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO YEAR ENDED DECEMBER 31, 1993

     Net Sales. Furniture sales were $116,471,000 in 1994, an increase of approximately 20% from sales in 1993. This sales increase was principally the result of an increase in same-store sales of 11.7% and sales generated from new stores in 1994. Management believes comparable store sales increases were primarily the result of increased consumer confidence from general improvements in economic conditions. Also contributing to the sales increase in 1994 was a full year of sales from Castro Convertibles showrooms, which were acquired in May 1993.

     Cost of Sales and Gross Margins. Cost of sales in 1994 increased by about 15.9% from the prior year and gross margins increased to 54.0% from 52.4% in the prior year. Lower gross margins in 1993 were due to higher promotional pricing and the inventory liquidation sale conducted at the Castro Convertibles locations following their acquisition in May 1993. Also in 1994 Krause's restructured the lease of its Brea, California factory and office resulting in approximately one-fourth of the gross margin percentage increase in 1994.

     Operating Costs and Expenses. Selling expenses in 1994 were $53,460,000 or 45.9% of sales, a reduction from 49.8% of sales in 1993. Advertising expenses were 8.6% of sales versus 8.9% of sales in the prior year due to better utilization of ads through new stores added in major advertising areas of Chicago and New York. The increase in selling expenses was principally due to higher payroll costs associated with more stores and higher sales volume.

     General and administrative expenses increased 13.5% in 1994 compared to 1993. During 1994 approximately $240,000 of expense was incurred for legal claims and expenses and the write-down of assets related to former business operations. Also, additional costs were incurred for payroll, travel and relocation associated with opening new stores in existing and new markets. As a percentage of net sales, general and administrative expenses declined to 9.3% in 1994 compared to 9.9% in 1993. During 1994 the Company recorded a $400,000 provision for closed store representing the estimated remaining net liability on a building lease relating to a closed Krause's showroom.

     The increase in amortization of goodwill of $280,000 resulted from additional goodwill associated with the merger of Krause's in October 1993.

     Mr. Coffee, inc. In August 1994 the Company sold its 18% ownership in the common stock of Mr. Coffee for $23,258,000 resulting in a pretax gain of $12,115,000. Equity in earnings of Mr. Coffee in 1994 through the date of sale was $316,000 compared to $1,208,000 for the full year 1993. See Note 3 of Notes to Consolidated Financial Statements.

     Interest Expense. Interest costs were substantially less in 1994 as compared with 1993 due to the payoff of $18,317,000 of debt subsequent to the sale of Mr. Coffee.

     Income Taxes. The provision for income taxes in 1994 was approximately 27% of income before taxes. The 1994 effective tax rate differs from the federal statutory rate due to the benefit of utilization of net operating loss carryforwards and the realization of $920,000 of deferred tax assets, offset by state income taxes and the impact of nondeductible goodwill amortization. No tax benefits were available for operating losses incurred in 1993.

     Statement of Financial Accounting Standards No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company's valuation allowance reduces the deferred tax asset to the amount available through the carryback of temporary differences expected to reverse within the carryback period.

     Extraordinary Loss. Extraordinary losses, net of income tax benefits, amounted to $436,000 and $221,000 in 1994 and 1993, respectively, and were from expensing unamortized deferred debt costs and prepaid interest due to the retirement of debt of the Company in 1994 and of Mr. Coffee in 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     The information required by Items 10 through 13 of this Part is incorporated by reference from the Company's Proxy Statement, under the captions "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", "Compensation of Executive Officers" and "Certain Relationships and Related Transactions", which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held on June 18, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                     PAGE NO.
                                                                                     --------
Report of Ernst & Young LLP, Independent Auditors..................................     14
Consolidated Balance Sheet at January 28, 1996 and January 29, 1995................     15
Consolidated Statement of Operations for the fiscal years ended January 28, 1996,
  December 31, 1994 and December 31, 1993..........................................     16
Consolidated Statement of Stockholders' Equity for the period from January 1, 1993
  to January 28, 1996..............................................................     17
Consolidated Statement of Cash Flows for the fiscal years ended January 28, 1996,
  December 31, 1994 and December 31, 1993..........................................     18
Consolidated Statement of Operations for the months ended January 29, 1995 and
  January 30, 1994.................................................................     19
Consolidated Statement of Cash Flows for the months ended January 29, 1995 and
  January 30, 1994.................................................................     20
Notes to Consolidated Financial Statements.........................................     21
Schedule II -- Valuation and Qualifying Accounts...................................     31
Schedules I, III, IV, and V have been omitted since they are not applicable.
Independent Auditors' Report of Mr. Coffee, inc....................................     32

(A)(3) EXHIBITS

 3.1      --  Certificate of Incorporation.(1)
 3.1(a)   --  Certificate of Amendment of Certificate of Incorporation dated November 28,
              1994.(5)
 3.1(b)   --  Certificate of Amendment of Certificate of Incorporation dated August 9, 1995.
 3.2      --  By Laws.(1)
 4.1      --  Loan and Security Agreement dated January 20, 1995 by and between Congress
              Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible
              Corporation.(3)
 4.1(a)   --  First Amendment to Loan and Security Agreement dated as of May 10, 1996 and by and between Congress Financial Corporation (Western) and Krause's Sofa Factory
              and Castro Convertible Corporation.
 4.2      --  Guarantee dated January 20, 1995 by Krause's Furniture, Inc. to Congress
              Financial Corporation (Western).(3)
 4.5      --  Certificate of Designations of Preferred Stock.(4)
10.1      --  1994 Directors Stock Option Plan.(5)
10.2      --  1990 Employees Stock Option Plan.(2)
11        --  Statement regarding computation of per share earnings.
21        --  Subsidiaries.
23.1      --  Consent of Ernst & Young LLP, Independent Auditors
23.2      --  Consent of KPMG Peat Marwick LLP, Independent Auditors

- ---------------
(1) Incorporated herein by reference to Exhibits to Registrant's Form S-4 dated June 19, 1992 (File No. 33-48725).

(2) Incorporated herein by reference to Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-17868).

(3) Incorporated herein by reference to Exhibit to Registrant's Form 8-K dated as of January 20, 1995 (File No. 0-17868).

(4) Incorporated herein by reference to Exhibit 4.3 to Registrant's Form 8-K dated as of October 7, 1993 (File No. 0-17868).

(5) Incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-K dated as of December 31, 1994 (File No. 0-17868).

     (B) REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KRAUSE'S FURNITURE, INC.

Date: May 10, 1996                        By:  /s/      STEPHEN P. ANDERSON

                                             -----------------------------------
                                                     Stephen P. Anderson
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                     DATE
- ------------------------------------------  -----------------------------------  -------------
          /s/           JEAN R.             Director and Chairman of the Board   May 10, 1996
                  PERRETTE
- ------------------------------------------
             Jean R. Perrette
      /s/         THOMAS M. DELITTO         Director and Vice Chairman of the    May 10, 1996
- ------------------------------------------    Board (Chief Executive Officer)
            Thomas M. DeLitto
      /s/        STEPHEN P. ANDERSON        President                            May 10, 1996
- ------------------------------------------
           Stephen P. Anderson
      /s/          ROBERT G. SHARPE         Executive Vice President (Principal  May 10, 1996
- ------------------------------------------    Financial Officer and Principal
             Robert G. Sharpe                 Accounting Officer)
      /s/        GARY S. VANDEWEGHE         Director and Secretary               May 10, 1996
- ------------------------------------------
            Gary S. Vandeweghe
      /s/        KAMAL G. ABDELNOUR         Director                             May 10, 1996
- ------------------------------------------
            Kamal G. Abdelnour
      /s/         J. RICHARD CORDSEN        Director                             May 10, 1996
- ------------------------------------------
            J. Richard Cordsen
      /s/        ISAAC ROBERT SOUEDE        Director                             May 10, 1996
- ------------------------------------------
           Isaac Robert Souede

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Krause's Furniture, Inc.

     We have audited the consolidated balance sheets of Krause's Furniture, Inc. as of January 28, 1996 and January 29, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended January 28, 1996, December 31, 1994 and December 31, 1993 and for the month ended January 29, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Mr. Coffee, inc. (a corporation in which the Company had an 18% interest) for the year ended December 26, 1993 have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements for the year ended December 31, 1993 relates to data included for Mr. Coffee, inc., it is based solely on their report.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krause's Furniture, Inc. at January 28, 1996 and January 29, 1995, and the consolidated results of its operations and its cash flows for the fiscal years ended January 28, 1996, December 31, 1994 and December 31, 1993 and for the month ended January 29, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Orange County, California
April 26, 1996, except for Notes 1 and 4, as to which the date is May 10, 1996

                            KRAUSE'S FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    JANUARY 28,         JANUARY 29,
                                                                       1996                1995
                                                                    -----------         -----------
                                              ASSETS
Current assets:
  Cash and cash equivalents.......................................   $   1,336           $   1,952
  Accounts receivable, net of allowance for doubtful accounts of
     $291 ($616 at January 29, 1995)..............................         786               1,190
  Inventories.....................................................      14,627              18,016
  Income tax refund receivable....................................       1,467                  --
  Deferred income taxes...........................................          --                 920
  Prepaid expenses................................................         386               1,450
                                                                      --------            --------
          Total current assets....................................      18,602              23,528
Property, equipment, and leasehold improvements, net..............       6,738               6,519
Goodwill, net.....................................................      16,406              17,425
Leasehold interests, net..........................................       1,830               2,485
Other assets......................................................       3,290               3,793
                                                                      --------            --------
                                                                     $  46,866           $  53,750
                                                                      ========            ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...........................   $  16,176           $  17,542
  Accrued payroll and related expenses............................       1,696               1,704
  Customer deposits...............................................       7,014               6,809
  Notes payable...................................................          19                  17
  Income taxes payable............................................         575               1,207
                                                                      --------            --------
          Total current liabilities...............................      25,480              27,279
Long-term liabilities:
  Note payable....................................................       5,584               2,181
  Other liabilities...............................................       1,817               1,590
                                                                      --------            --------
          Total long-term liabilities.............................       7,401               3,771
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.001 par value; 666,667 shares authorized (2,000,000 at January 29, 1995) 117,694 shares
     outstanding (483,780 at January 29, 1995) at stated value
     (liquidation preference $67.50 per share)....................       7,523              10,455
  Common stock, $.001 par value; 8,333,333 shares authorized
     (25,000,000 at January 29, 1995), 4,120,810 shares
     outstanding (11,054,953 at January 29, 1995).................           4                  11
  Capital in excess of par value..................................      27,419              24,480
  Accumulated deficit.............................................     (20,961)            (12,246)
                                                                      --------            --------
          Total stockholders' equity..............................      13,985              22,700
                                                                      --------            --------
                                                                     $  46,866           $  53,750
                                                                      ========            ========

                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FISCAL YEARS ENDED
                                                         ---------------------------------------------
                                                         JANUARY 28,     DECEMBER 31,     DECEMBER 31,
                                                            1996             1994             1993
                                                         -----------     ------------     ------------
Net furniture sales....................................   $ 122,319        $116,471         $ 96,984
Cost of sales..........................................      59,852          53,522           46,192
                                                           --------        --------          -------
Gross profit...........................................      62,467          62,949           50,792
Operating expenses:
  Selling..............................................      60,257          53,460           48,330
  General and administrative...........................      10,578          10,867            9,574
  Amortization of goodwill.............................       1,020           1,020              740
                                                           --------        --------          -------
                                                             71,855          65,347           58,644
                                                           --------        --------          -------
Loss from operations...................................      (9,388)         (2,398)          (7,852)
Gain from sale of Mr. Coffee stock.....................          --          12,115               --
Equity in earnings of Mr. Coffee.......................          --             316            1,208
Interest expense.......................................        (721)         (2,140)          (3,399)
Other income...........................................          67             109              292
                                                           --------        --------          -------
Income (loss) before income taxes and extraordinary
  item.................................................     (10,042)          8,002           (9,751)
Provision (benefit) for income taxes...................      (1,327)          2,171               --
                                                           --------        --------          -------
Income (loss) before extraordinary item................      (8,715)          5,831           (9,751)
Extraordinary loss from debt retirement, net of income
  tax..................................................          --            (436)            (221)
                                                           --------        --------          -------
Net income (loss)......................................   $  (8,715)       $  5,395         $ (9,972)
                                                           ========        ========          =======
Income (loss) per share:
  Income (loss) before extraordinary item..............   $   (2.21)       $   1.08         $  (3.88)
  Extraordinary loss...................................          --           (0.08)           (0.09)
  Net income (loss)....................................       (2.21)           1.00            (3.97)
Average number of common and common equivalent shares
  outstanding..........................................       3,950           5,394            2,510

                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                   CONVERTIBLE
                                 PREFERRED STOCK     COMMON STOCK     CAPITAL IN                     TOTAL
                                 ----------------   ---------------   EXCESS OF    ACCUMULATED   STOCKHOLDERS'
                                 SHARES   AMOUNT    SHARES   AMOUNT   PAR VALUE      DEFICIT        EQUITY
                                 ------   -------   ------   ------   ----------   -----------   -------------
Balance at December 31, 1992...     --    $    --    6,939    $  7     $ 15,611     ($  4,448)      $11,170
Issuance of common stock by
  subsidiary...................     --         --       --      --           50            --            50
Proceeds from issuance of
  preferred stock, net of
  expenses of $364.............    547     11,856       --      --           --            --        11,856
Purchase of warrants...........     --         --       --      --          (75)           --           (75)
Issuance of common stock
  related to exercise of stock
  options......................     --         --        8      --            8            --             8
Issuance of common stock and
  options in merger of
  subsidiary, net of expenses
  of $200......................     --         --    3,522       3        7,586            --         7,589
Net loss.......................     --         --       --      --           --        (9,972)       (9,972)
                                  ----    -------   ------     ---      -------      --------       -------
Balance at December 31, 1993...    547     11,856   10,469      10       23,180       (14,420)       20,626
Conversion of Series A
  preferred stock..............    (63)    (1,401)     636       1        1,400            --            --
Repurchase of common stock.....     --         --      (55)     --         (105)           --          (105)
Issuance of common stock
  related to exercise of stock
  options......................     --         --        5      --            5            --             5
Net income.....................     --         --       --      --           --         5,395         5,395
                                  ----    -------   ------     ---      -------      --------       -------
Balance at December 31, 1994...    484     10,455   11,055      11       24,480        (9,025)       25,921
Net loss January 1995..........     --         --       --      --           --        (3,221)       (3,221)
                                  ----    -------   ------     ---      -------      --------       -------
Balance at January 29, 1995....    484     10,455   11,055      11       24,480       (12,246)       22,700
Conversion of Series B
  preferred stock..............   (119)    (2,674)   1,190       1        2,673            --            --
Reverse stock split............   (235)        --   (8,163)     (8)           8            --            --
Conversion of Series A
  preferred stock..............    (12)      (258)      39      --          258            --            --
Net loss.......................     --         --       --      --           --        (8,715)       (8,715)
                                  ----    -------   ------     ---      -------      --------       -------
Balance at January 28, 1996....    118    $ 7,523    4,121    $  4     $ 27,419     ($ 20,961)      $13,985
                                  ====    =======   ======     ===      =======      ========       =======

                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FISCAL YEARS ENDED
                                                         ---------------------------------------------
                                                         JANUARY 28,     DECEMBER 31,     DECEMBER 31,
                                                            1996             1994             1993
                                                         -----------     ------------     ------------
Cash flows from operating activities:
  Net income (loss)....................................    $(8,715)        $  5,395         $ (9,972)
Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
  Depreciation and amortization........................      2,760            3,501            3,189
  Deferred income taxes................................        920             (920)              --
  Write off of leasehold interests and improvements....        283              342               --
  Gain from sale of Mr. Coffee stock...................         --          (12,115)              --
  Equity in earnings of Mr. Coffee.....................         --             (316)            (987)
  Gain from debt retirement............................         --              727               --
  Provision for closed stores..........................         --              400               --
Change in assets and liabilities:
  Accounts receivable..................................        404              340             (828)
  Inventories..........................................      3,389           (2,567)          (3,222)
  Income tax refund receivable.........................     (1,467)              --               --
  Prepaid expenses and other assets....................      1,210           (1,153)          (1,145)
  Accounts payable and accrued liabilities.............     (1,534)            (736)           3,883
  Customer deposits....................................        205             (517)           1,165
  Income taxes payable.................................       (632)             742               --
                                                         -----------     ------------     ------------
          Net cash used by operating activities........     (3,177)          (6,877)          (7,917)
                                                         -----------     ------------     ------------
Cash flows from investing activities:
  Capital expenditures.................................     (1,883)          (2,323)          (1,841)
  Proceeds from sale-leaseback.........................      1,039               --               --
  Proceeds from sale of Mr. Coffee stock...............         --           23,258               --
  Purchases of leasehold interests.....................         --               --           (1,790)
  Other................................................         --               --               42
                                                         -----------     ------------     ------------
          Net cash provided (used) by investing
            activities.................................       (844)          20,935           (3,589)
                                                         -----------     ------------     ------------
Cash flows from financing activities:
  Net borrowings-line of credit........................      3,423              100            5,665
  Net borrowings (payments) on short-term notes........        (18)          (1,093)             689
  Principal payments on long-term debt.................         --          (17,700)          (2,965)
  Issuance of preferred stock, net of expenses.........         --               --           10,967
  Other................................................         --              (50)            (242)
                                                         -----------     ------------     ------------
          Net cash provided (used) by financing
            activities.................................      3,405          (18,743)          14,114
                                                         -----------     ------------     ------------
Net increase (decrease) in cash and cash equivalents...       (616)          (4,685)           2,608
Cash and cash equivalents at beginning of year.........      1,952            6,302            3,694
                                                         -----------     ------------     ------------
Cash and cash equivalents at end of year...............    $ 1,336         $  1,617         $  6,302
                                                          ========       ==========       ==========
Supplemental disclosures of cash flow information --
Cash paid during the year for:
  Interest.............................................    $   543         $    915         $  1,768
  Income taxes.........................................         --            2,100                5
Noncash investing and financing activities:
  Common stock and options issued in merger............         --               --            7,789
  Conversion of preferred stock and other stock
       issuances.......................................      2,932            1,401            1,081

                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     MONTH ENDED
                                                                                     JANUARY 30,
                                                                    MONTH ENDED          1994
                                                                    JANUARY 29,      ------------
                                                                        1995
                                                                    ------------     (UNAUDITED)
Net furniture sales...............................................    $  7,179         $  7,326
Cost of sales.....................................................       3,647            3,519
                                                                       -------          -------
Gross profit......................................................       3,532            3,807
Operating expenses:
  Selling.........................................................       5,446            4,935
  General and administrative......................................       1,317              913
                                                                       -------          -------
                                                                         6,763            5,848
                                                                       -------          -------
Loss from operations..............................................      (3,231)          (2,041)
Equity in earnings of Mr. Coffee..................................          --               93
Interest expense..................................................         (12)            (258)
Other income......................................................          22               21
                                                                       -------          -------
Net loss..........................................................    $ (3,221)        $ (2,185)
                                                                       =======          =======
Net loss per share................................................    $  (0.87)        $  (0.63)
Average number of common shares outstanding.......................       3,685            3,490

                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     MONTH ENDED
                                                                                     JANUARY 30,
                                                                     MONTH ENDED        1994
                                                                     JANUARY 29,     -----------
                                                                        1995
                                                                     -----------     (UNAUDITED)
Cash flows from operating activities:
  Net loss.........................................................    $(3,221)        $(2,185)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization....................................        217             321
  Equity in earnings of Mr. Coffee.................................         --             (93)
Change in assets and liabilities:
  Accounts receivable..............................................         81            (160)
  Inventories......................................................       (759)         (1,396)
  Prepaid expenses and other assets................................       (719)           (196)
  Accounts payable and accrued liabilities.........................        343          (1,899)
  Customer deposits................................................      3,113           2,349
  Income taxes payable.............................................         --              42
                                                                       -------         -------
          Net cash used by operating activities....................       (945)         (3,217)
Cash flows from investing activities --
  Capital expenditures.............................................       (764)            (60)
Cash flows from financing activities:
  Proceeds from issuance of long-term debt.........................      2,092              --
  Principal payments on long-term debt.............................        (48)             --
                                                                       -------         -------
          Net cash provided by financing activities................      2,044              --
Net increase (decrease) in cash and cash equivalents...............        335          (3,277)
Cash and cash equivalents at beginning of period...................      1,617           6,302
                                                                       -------         -------
Cash and cash equivalents at end of period.........................    $ 1,952         $ 3,025
                                                                       =======         =======
Supplemental disclosures of cash flow information --
  Cash paid during the period for:
     Interest......................................................    $    --         $   351
  Noncash investing and financing activities --
     Note receivable reduction in exchange for common stock and
      warrants.....................................................         --              50

                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation

     The consolidated financial statements include the accounts of Krause's Furniture, Inc., (the "Company") and its wholly owned subsidiaries, including the Company's principal subsidiary, Krause's Sofa Factory ("Krause's") and the principal subsidiary of Krause's, Castro Convertible Corporation. In April 1995 the Company changed its fiscal year from a calendar year-end to a fiscal year ending on the last Sunday of January as determined by the 52/53 retail fiscal year. The Company's 1995 fiscal year ended January 28, 1996. All significant intercompany transactions and balances have been eliminated. Certain reclassifications of previously reported financial information were made to conform to the 1995 presentation.

     On August 1, 1995 the Company effected a one-for-three reverse split of its common and preferred stock. Except for share amounts prior to August 1, 1995 appearing in the accompanying consolidated balance sheet and statement of stockholders' equity, all share and per share data in this report have been restated to reflect the reverse split.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

  Business

     Krause's manufactures made-to-order sofas, sofabeds, loveseats and chairs, and sells these products (as well as externally-sourced products) through its own chain of retail showrooms, as well as licensed dealerships. As of January 28, 1996 there were 83 company-owned showrooms in 12 states.

  Operations

     During fiscal 1995 the Company incurred an operating loss of $9,388,000, and as of January 28, 1996 the Company has a working capital deficiency of $6,878,000 and an accumulated deficit of $20,961,000. Management has identified certain initiatives and taken steps to return to profitability. Principal planned strategic objectives and initiatives include a downsizing of showroom size to reduce occupancy expenses, upgrading and remodeling showrooms to provide a more appealing setting for customers, remerchandising, refocusing and reducing advertising expenditures, improving manufacturing processes, and a corporate expense reduction with tight budgeting controls. Some of these initiatives can be undertaken presently while others will require capital expenditures and, therefore, additional financing.

     To provide necessary financing for current operations as well as to begin to obtain necessary funding for the capital expenditures contemplated by management's strategic initiatives, the Company has amended the terms of the credit agreement for its revolving credit notes to modify the covenants and conditions, extend the expiration date of the credit facility to January 1998, and provide, subject to obtaining certain additional junior debt or equity financing, additional borrowing availability (Note 4). Additionally, the Company has received a commitment from an investor that will assure it of receiving at least $2 million from a planned convertible debt offering during the fiscal year ending January 1997. As a result, management believes the Company has sufficient sources of financing to continue operations throughout fiscal 1996. However, the Company will need to obtain further financing to implement all of the strategic objectives and initiatives contemplated by the strategic plan. The Company's long-term success is dependent upon its ability to obtain necessary financing, the successful execution of management's strategic plan and, ultimately, the achievement of sustained profitable operations.

                            KRAUSE'S FURNITURE, INC.

  Cash and cash equivalents

     Cash and cash equivalents include U.S. Treasury bills, government agency securities and commercial paper with original maturities of less than three months, carried at cost, which approximates fair market value.

  Fair values of financial instruments

     Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity. The fair value of the secured revolving credit note is based on borrowing rates currently available to the Company for loans with similar terms or maturity and approximates the carrying amount reflected in the accompanying consolidated financial statements.

  Inventories

     Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                                                    JANUARY 28,     JANUARY 29,
                                                                       1996            1995
                                                                    -----------     -----------
                                                                          (IN THOUSANDS)
    Finished goods................................................    $12,345         $13,161
    Work in progress..............................................        297             479
    Raw materials.................................................      1,985           4,376
                                                                      -------         -------
                                                                      $14,627         $18,016
                                                                      =======         =======

  Showroom pre-opening expenses

     Showroom pre-opening expenses are capitalized and amortized over periods ranging from 12 to 24 months subsequent to opening of the unit. Pre-opening expenses are included in prepaid expenses and were $113,000 and $398,000 at January 28, 1996 and January 29, 1995, respectively.

  Closed store expenses

     Future expenses, such as rent and real estate taxes, net of estimated sublease recovery, relating to closed showrooms are charged to operations upon a formal decision to close the showroom.

  Property, equipment and leasehold improvements

     Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are amortized on a straight line basis

                            KRAUSE'S FURNITURE, INC.

over the shorter of the estimated useful life or the term of the lease. Property, equipment and leasehold improvements are summarized as follows:

                                                                    JANUARY 28,     JANUARY 29,
                                                                       1996            1995
                                                                    -----------     -----------
    Leasehold improvements........................................    $ 8,985         $ 7,862
    Construction in progress......................................        214             493
    Machinery and equipment.......................................      2,855           2,738
    Office and store furniture....................................        923             931
                                                                      -------         -------
                                                                       12,977          12,024
    Less accumulated depreciation and amortization................     (6,239)         (5,505)
                                                                      -------         -------
                                                                      $ 6,738         $ 6,519
                                                                      =======         =======

  Goodwill

     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over 20 years (Note 2). Accumulated amortization amounted to $3,920,000 as of January 28, 1996 and $2,900,000 as of January 29, 1995.

     Long-lived assets and certain identifiable intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon its analysis, the Company believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill existed at January 28, 1996. The Company's analysis at January 28, 1996 is based on an estimate of future undiscounted cash flows using forecasts contained in the Company's operating plan. Should the results of the operating plan not be achieved, future analyses may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long-lived assets, in which case the carrying value of such assets should be written down to fair value if lower than the carrying value. The Company would then be required to make a determination of the fair value of its long-lived assets. The Company is unable to predict whether any write-down would be required in such circumstances. The Company's historical results of operations and its cash flows in fiscal years 1995, 1994, and 1993 indicate that it is at least reasonably possible that such circumstances could arise in the fiscal year 1996.

  Leasehold interests

     Leasehold interests represent the present value of the excess of fair market value lease rates on certain retail facility leases as compared to the stated lease rates contained in the leases as determined at the date the leases were acquired. Amortization of leasehold interests is on a straight-line basis over the remaining lease terms. Accumulated amortization amounted to $1,493,000 as of January 28, 1996 and $1,224,000 as of January 29, 1995.

  Revenue recognition

     Sales are recorded when goods are delivered to the customer. The Company provides for estimated customer returns and allowances by reducing sales or by a charge to operations, as appropriate, in the period of the sale.

  Advertising expenses

     Advertising costs, which are principally newspaper printads, mail inserts and radio spots, are charged to expense as incurred. Advertising expenses in the fiscal years ended January 28, 1996, December 31, 1994, and December 31, 1993 were $11,181,000, $10,029,000 and $8,628,000, respectively.

                            KRAUSE'S FURNITURE, INC.

  Warranty costs

     Estimated amounts for future warranty obligations for furniture sold are charged to operations in the year the products are sold.

  Income taxes

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of FAS 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at a tax rate in effect in the year the difference originated.

     As permitted by FAS 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on income taxes for the year ended December 31, 1993 and the cumulative effect of the change were not material.

  Income (loss) per share

     Income (loss) per share amounts for 1994 were computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares arise from dilutive stock options and warrants and convertibility of preferred stock into common stock. Loss per share for 1995 and 1993 were computed based on the weighted average number of common shares outstanding during each period since common stock equivalents were antidilutive. If the conversions of preferred stock during the year ended January 28, 1996 had occurred at the beginning of the year, the net loss per share for the fiscal year 1995 would have been $2.11.

  Stock option plans

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional capital. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional capital.

  Credit risk

     Finance options are offered to consumers through non-affiliated third parties, at no material risk to the Company. Non-financed retail consumer receivables are collected during the normal course of operations. There is no significant concentration of credit risk and credit losses have been minimal.

2. ACQUISITION OF KRAUSE'S SOFA FACTORY

     On April 29, 1991, the Company acquired a controlling interest in the outstanding common stock of Krause's, a manufacturer and retailer of made-to-order upholstered furniture, for a cash investment of $6,143,000. This acquisition was accounted for by the purchase method and the results of operations of

                            KRAUSE'S FURNITURE, INC.

Krause's have been consolidated since the date of acquisition. The initial purchase of Krause's resulted in $12,354,000 of excess of purchase price over the fair value of net assets acquired, which was equal to the purchase price plus Krause's stockholders' deficit at acquisition. Since Krause's did not have positive stockholders' equity, no income or loss has been allocated to minority interest in the consolidated statement of operations.

     Effective October 31, 1993, Krause's became a wholly owned subsidiary of the Company through a merger accomplished by an exchange of stock. The minority shareholders of Krause's each received three and twenty- four one-hundredths (3.24) shares of the Company's common stock for each share of Krause's capital stock held by them. A total of 3,522,506 shares were issued to the Krause's minority shareholders in the transaction. This acquisition resulted in $6,892,000 of excess purchase price over the fair value of net assets acquired, which was equal to the purchase price.

     The following summary presents the unaudited pro forma results of operations of the Company for the year ended December 31, 1993 as if the acquisition of Krause's had taken place on January 1, 1993. The summary does not necessarily reflect the results of operations as they would have been if the Company and Krause's constituted a single entity during the year (in thousands, except per share amount).

                                                                                  1993
                                                                                --------
    Revenues from continuing operations.......................................  $ 97,276
                                                                                ========
    Loss from continuing operations...........................................  $(10,076)
    Extraordinary loss........................................................      (221)
                                                                                --------
    Net loss..................................................................  $(10,297)
                                                                                ========
    Net loss per share........................................................  $  (2.94)
                                                                                ========

3. INVESTMENT -- MR. COFFEE, INC.

     On August 17, 1994 the Company sold all of its Mr. Coffee common stock (1,500,548 shares) for $15.50 per share for a total cash consideration of $23,258,000. The sale was completed pursuant to a merger of Mr. Coffee with Health o meter Products, Inc. and resulted in a pre-tax gain to the Company of $12,115,000 as reported in the consolidated statement of operations. Since the Company and Mr. Coffee had certain members of the Board of Directors in common, the investment in Mr. Coffee was accounted for on the equity method.

     Summarized below (in thousands, except per share amount) is certain financial information of Mr. Coffee for the fiscal year ended December 1993:

    Net sales.................................................................  $175,045
    Operating income..........................................................    14,625
    Interest expense..........................................................     2,782
    Extraordinary loss........................................................     1,224
    Net income applicable to common...........................................     5,453
    Net income per share......................................................       .66

     In connection with a refinancing in 1993 Mr. Coffee wrote off certain unamortized deferred financing costs and discounts resulting in an extraordinary loss after tax of $1,224,000. The Company's equity share of such loss of $221,000 has been recorded as an extraordinary loss in the 1993 consolidated statement of operations.

                            KRAUSE'S FURNITURE, INC.

4. NOTES PAYABLE

     Notes payable consists of the following:

                                                                    JANUARY 28,     JANUARY 29,
                                                                       1996            1995
                                                                    -----------     -----------
                                                                          (IN THOUSANDS)
    Secured revolving credit notes................................    $ 5,515         $ 2,092
    Other notes...................................................         88             106
                                                                       ------          ------
                                                                        5,603           2,198
    Less current portion..........................................         19              17
                                                                       ------          ------
                                                                      $ 5,584         $ 2,181
                                                                       ======          ======

     The secured revolving credit notes were issued under a two-year revolving credit arrangement entered into with a financial institution on January 28, 1995. The credit agreement provides for revolving loans of up to $10 million based on the value of inventories. As of January 28, 1996, borrowing under the revolving credit facility was limited to approximately $6.9 million as defined in the agreement. Substantially all of Krause's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loans is payable monthly at the rate of 1.5% in excess of the prime rate (8.5% at January 28, 1996).

     Krause's is required to satisfy certain financial covenants for working capital and stockholders' equity. As of January 28, 1996 the Company did not comply with these covenants. On May 10, 1996 the Company's revolving credit agreement was amended to provide for a waiver by the lender of the technical noncompliance with financial covenants and to amend those covenants, to extend the credit agreement to January 1998 and to provide, subject to the Company obtaining certain additional equity financing, for additional borrowing availability under the revolving credit facility (Note 1).

5. INCOME TAXES

     The provision (benefit) for income taxes consists of:

                                                                        FIDCAL YEAR ENDED
                                                                  ------------------------------
                                                                  JANUARY 28,      DECEMBER 31,
                                                                      1996             1994
                                                                  ------------     -------------
                                                                          (IN THOUSANDS)
    Current:
      Federal...................................................    $ (2,247)         $ 2,413
      State.....................................................          --              678
                                                                     -------           ------
                                                                      (2,247)           3,091
    Deferred (Federal)..........................................         920             (920)
                                                                     -------           ------
                                                                    $ (1,327)         $ 2,171
                                                                     =======           ======

                            KRAUSE'S FURNITURE, INC.

     The provision for income taxes differs from the amounts computed by applying the federal statutory rate of 34% to income (loss) before income taxes, as follows:

                                                                 FISCAL YEAR ENDED
                                                        -----------------------------------
                                                                            DECEMBER 31,
                                                        JANUARY 28,      ------------------
                                                            1996          1994       1993
                                                        ------------     ------     -------
                                                                  (IN THOUSANDS)
    Tax at federal statutory rate.....................    $ (3,414)      $2,721     $(3,726)
    Goodwill amortization                                      346          350         252
    Adjustment of valuation allowance.................       2,144         (920)         --
    Benefit of net operating loss carryforwards.......          --         (752)         --
    State income tax, net of federal benefit..........          --          630          --
    Losses for which no tax benefits are currently
      recognizable....................................          --           --       3,474
    Other.............................................        (403)         142          --
                                                           -------       ------     -------
                                                          $ (1,327)      $2,171     $    --
                                                           =======       ======     =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            JANUARY 28,      JANUARY 29,
                                                                1996             1995
                                                            ------------     ------------
    Deferred tax liabilities..............................    $    200         $    215
    Deferred tax assets:
      Net operating loss carryforwards....................       7,510            5,425
      Reserves and accruals not currently deductible for
         tax purposes.....................................         900            1,362
      Deferred gain on asset sales........................          --              297
      Other...............................................         100              217
                                                               -------          -------
      Total deferred tax assets...........................       8,510            7,301
    Valuation allowance for deferred tax assets...........      (8,310)          (6,166)
                                                               -------          -------
      Net deferred tax assets.............................         200            1,135
                                                               -------          -------
      Net deferred tax....................................    $     --         $    920
                                                               =======          =======

     The change in the valuation allowance was a net increase of $2,144,000 for the fiscal year ended January 28, 1996, a net decrease of $485,000 for 1994 and a net increase of $3,400,000 for 1993. The valuation allowance was increased since the realization of net deferred tax assets is uncertain.

     As of January 28, 1996 the Company has federal net operating loss carryforwards of approximately $18 million which begin to expire in 2003, if not utilized. In addition, the Company had state net operating loss carryforwards of approximately $11.5 million which begin to expire in the year 1997, if not utilized. As a result of various equity transactions, the Company and its subsidiaries have experienced changes of ownership as defined in the Internal Revenue Code. As a result of these ownership changes and other provisions of the Internal Revenue Code, utilization of these net operating loss carryforwards is limited to the future income of Krause's and is further limited to approximately $1 million per year.

6. STOCKHOLDERS' EQUITY

     At January 28, 1996 there were outstanding warrants to purchase 199,480 shares of the Company's common stock at prices from $3.18 to $15.00 per share, which prices were not less than the market value of common stock on the dates the warrants were issued. The warrants expire between April 1996 and June 2005.

                            KRAUSE'S FURNITURE, INC.

     In late 1993 the Company sold, principally to related parties in private placements, a total of 182,451 shares of preferred stock for gross proceeds of $12,219,707. Of the preferred shares issued, 142,784 shares were Series A and 39,667 shares were Series B. In 1994 there were 21,191 shares of Series A preferred stock converted into 211,907 shares of common stock. In 1995 there were 3,899 shares of Series A and 39,667 shares of Series B preferred stock converted into 38,994 and 396,667, respectively, shares of common stock. At January 28, 1996 there were 117,694 shares of Series A preferred stock issued and outstanding.

     Each share of Series A preferred stock is convertible into 10 shares of common stock, has a liquidation value of $67.50 per share and has voting rights equal to the equivalent number of shares of common stock into which it would from time to time be convertible. The preferred stock has dividend rights to the extent dividends are paid on common stock.

     At January 28, 1996 the Company had 1,376,420 shares of common stock reserved for issuance upon exercise of outstanding warrants and for conversion of outstanding preferred stock.

7. STOCK OPTION PLANS

     The Company has stock option plans for employees and directors. Options granted under the plans have exercise prices equal to the fair market value of the common stock on the date of grant.

     Option grants under the employee stock option plan are made at the discretion of the Compensation Committee of the Board of Directors and 83,333 shares of common stock have been reserved for issuance under the plan. Options granted under the directors' plan are exercisable after nine months from the date of the grant. Under the directors' plan, 66,667 shares of common stock are reserved for issuance. Employee and director options generally have a term of 10 years and vest over one to five years.

     In connection with the merger of the Company and Krause's (Note 2) employees of Krause's received the right to purchase, upon exercise of their outstanding Krause's stock options, an aggregate of 172,800 shares of the Company's common stock at an exercise price of $4.62 per share. The difference between the fair value of the Company's common stock and the option exercise price resulted in additional acquisition cost of $303,264. Also on November 1, 1993, certain Krause's employees were granted options for the right to purchase 131,220 shares of the Company's common stock at $6.375 per share, the market price of common stock at time of grant. These options are exercisable at various times through 1999 and expire December 1, 2000.

     The following table reflects exercise prices and activity under all stock option plans from January 1, 1993 through January 28, 1996.

                                                                                PRICE RANGE
                                                                 NUMBER OF       OF SHARES
                                                                  OPTIONS      UNDER OPTION
                                                                 ---------     -------------
      Outstanding December 31, 1994............................    359,843     $3.09 - $8.34
      Granted..................................................    140,828     $2.16 - $6.48
      Forfeited................................................   (140,298)    $3.09 - $6.38
                                                                  --------
      Outstanding January 28, 1996.............................    360,373     $2.16 - $8.34
                                                                  ========

     As of January 28, 1996, under all options and option plans, a total of 449,854 shares of common stock are reserved for future issuance, options to purchase 360,373 shares of common stock were outstanding, options to purchase 236,642 shares were exercisable and options for 89,481 shares were available for future grants.

8. RETIREMENT PLAN

     Krause's has a 401(k) retirement plan (effective January 1, 1994) to which eligible employees may contribute up to 18% of their annual earnings. At its discretion Krause's matches employees' contributions.

                            KRAUSE'S FURNITURE, INC.

During the fiscal years ended January 28, 1996 and December 31, 1994, Krause's matched employee contributions up to $75 and $50 per participant, respectively, which amounted to a total of $7,500 and $10,000, respectively.

9. COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries lease production, office and retail facilities and equipment under operating leases. Lease terms range from three to 25 years and most leases contain renewal options and certain leases contain purchase options. Krause's administrative offices and manufacturing facilities lease has a remaining term of 13 years with four five-year options. Retail showrooms are all leased with rents either fixed or with fixed minimums coupled with contingent rents based on the Consumer Price Index or a percentage of sales. Certain facilities were leased from a director of the Company and the director's family. Commitments as of January 28, 1996 under operating leases require approximate future minimum annual rental payments as follows:

                                                         RELATED
                          FISCAL YEAR                    PARTIES      OTHER       TOTAL
        -----------------------------------------------  -------     -------     -------
                                                                 (IN THOUSANDS)
        1996...........................................  $   858     $14,349     $15,207
        1997...........................................      857      13,247      14,104
        1998...........................................      857      11,874      12,731
        1999...........................................      735      10,138      10,873
        2000...........................................      710       8,014       8,724
        Thereafter.....................................      701      29,350      30,051
                                                          ------     -------     -------
                                                         $ 4,718     $86,972     $91,690
                                                          ======     =======     =======

     Total rent expense under all operating leases was approximately $15,631,000, $14,965,000, and $15,031,000 for the fiscal years ended January 28,
1996, December 31, 1994 and December 31, 1993, respectively, including $802,000 and $846,000, and $1,166,000, respectively, to related parties.

     During 1994 Krause's negotiated a restructuring of its factory and administrative office facilities lease resulting in a lower rental rate and the addition of a purchase option. In connection with the restructuring a bank issued, on behalf of Krause's, a $1,000,000 letter of credit to the landlord. This letter of credit is supported by a bank certificate of deposit in the same amount which is included in other assets in the consolidated balance sheet.

     The Company and its subsidiaries are also parties to various legal actions and proceedings incident to normal business activity. Management believes that any liability in the event of final adverse determination of any of these matters would not be material to the Company's financial position, liquidity or results of operations.

10. OTHER RELATED PARTY TRANSACTIONS

     The Company has an agreement with an affiliate (Permal Capital Management, Inc.) to provide executive management, financial consulting and other services to the Company (the Company's Vice Chairman and Chief Executive Officer is President of Permal Capital Management, Inc.). Charges for services under this agreement were $100,000 in the fiscal year ended January 28, 1996 and $200,000 in each of 1994 and 1993. In 1993 Permal Capital Management, Inc. also received $200,000 cash, 2,370 shares (at $67.50 per share) of the Company's Series A preferred stock and warrants to purchase 16,667 shares of the Company's common stock (at $7.13 per share) for services in connection with the Company's private placement of $12,220,000 of preferred stock (Note 6).

                            KRAUSE'S FURNITURE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
               FISCAL YEAR AND MONTH ENDED JANUARY 29, 1995, AND
              YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1993

                                                   ADDITIONS
                                                   ----------
                                        BALANCE    CHARGED TO    CHARGED                         BALANCE
           ALLOWANCES FOR              BEGINNING    COST AND    TO OTHER                           END
          DOUBTFUL ACCOUNTS            OF PERIOD    EXPENSES    ACCOUNTS        DEDUCTIONS(A)   OF PERIOD
- -------------------------------------  ---------   ----------   ---------       -------------   ---------
1995(c)..............................  $ 616,148    $218,414    $      --         $ 543,075     $ 291,487
Month ended January 29, 1995.........    591,744      24,404           --                --       616,148
1994.................................    395,322     566,000     (320,000)(b)        49,578       591,744
1993.................................    250,441     265,000           --           120,119       395,322

- ---------------
(a) Represents accounts written off.

(b) Represents allowance for sales returns reclassified to accrued liabilities to conform to the presentation for the fiscal year ended January 28, 1996.

(c) Fiscal year ended January 28, 1996.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Mr. Coffee, inc.:

     We have audited the accompanying balance sheets of Mr. Coffee, inc. as of December 26, 1993 and December 27, 1992, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 26, 1993. These financial statements (not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mr. Coffee, inc. at December 26, 1993 and December 27, 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 1993 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP
Cleveland, Ohio
February 18, 1994