Form 10-Q
period 1996-04-28
KRAUSES FURNITURE INC
filed 1996-07-25
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 1996

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________


Commission file number:  0-17868


                            KRAUSE'S FURNITURE, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                77-0310773
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation)


200 North Berry Street, Brea, California                                92621
(Address of principal executive offices)                              (Zip Code)

                                 (714) 990-3100
              (Registrant's telephone number, including area code)


5980 Stoneridge Drive, Suite 109, Pleasanton, California 94588

(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

As of June 1, 1996 the Registrant had 4,120,810 shares of common stock outstanding.

                                      INDEX

                                                                            Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        - Consolidated balance sheets                                        1

        - Consolidated statement of operations (unaudited)                   2

        - Consolidated statement of cash flows (unaudited)                   3

        - Notes to consolidated financial statements (unaudited)           4 - 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      7 - 9


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    10

        Signatures                                                          10

                            KRAUSE'S FURNITURE, INC.
- --------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                April 28,      January 28,
                                                                  1996            1996
                                                                ---------      -----------
                                                               (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                     $  2,256        $  1,336
  Accounts receivable, net of allowance for
    doubtful accounts of $306 ($291 at January 28, 1996)             717             786
  Income tax refund receivable                                       --            1,467
  Inventories                                                     14,463          14,627
  Prepaid expenses                                                   241             386
                                                                --------        --------
        Total current assets                                      17,677          18,602
Property, equipment, and leasehold improvements, net               6,670           6,738
Goodwill, net                                                     16,151          16,406
Leasehold interests, net                                           1,747           1,830
Other assets                                                       3,298           3,290
                                                                --------        --------
                                                                $ 45,543        $ 46,866
                                                                ========        ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                         $ 18,845        $ 16,176
  Accrued payroll and related expenses                             1,806           1,696
  Customer deposits                                                6,407           7,014
  Notes payable                                                    5,550              19
  Income taxes payable                                               582             575
                                                                --------        --------
        Total current liabilities                                 33,190          25,480
Long-term liabilities:
  Notes payable                                                       65           5,584
  Other liabilities                                                1,940           1,817
                                                                --------        --------
        Total long-term liabilities                                2,005           7,401

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $.001 par value;
    666,667 shares authorized, 117,694 shares outstanding
    at stated value (liquidation preference $67.50 per share)      7,523           7,523
  Common stock, $.001 par value; 8,333,333 shares authorized,
    4,120,810 shares outstanding                                       4               4
  Capital in excess of par value                                  27,419          27,419
  Accumulated deficit                                            (24,598)        (20,961)
                                                                --------        --------
        Total stockholders' equity                                10,348          13,985
                                                                --------        --------
                                                                $ 45,543        $ 46,866
                                                                ========        ========

See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)

                                            Thirteen Weeks Ended
                                         -------------------------
                                         April 28,        April 30,
                                           1996             1995
                                         ---------        --------
Net furniture sales                      $29,637          $32,251
Cost of sales                             15,723           15,113
                                         -------          -------
Gross profit                              13,914           17,138
Selling expenses                          14,469           14,730
General and administrative expenses        2,696            3,124
Amortization of goodwill                     255              255
                                         -------          -------
                                          17,420           18,109
                                         -------          -------
Loss from operations                      (3,506)            (971)
Interest expense                            (182)            (171)
Other income (expense)                        51              151
                                         -------          -------
Net loss                                 $(3,637)         $  (991)
                                         =======          =======
Net loss per share                       $ (0.88)         $ (0.27)
                                         =======          =======
Average number of common
  shares outstanding                       4,121            3,685


See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
- --------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                 Thirteen Weeks Ended
                                                               April 28,       April 30,
                                                                 1996             1995
                                                                -------        --------
Cash flows from operating activities:
       Net loss                                                 ($3,637)       ($  991)
Adjustments to reconcile net  loss to
net cash provided (used) by operating activities:
       Depreciation and amortization                                742            804
Change in assets and liabilities :
       Accounts receivable                                           69            (22)
       Income tax refund receivable                               1,467             --
       Inventories                                                  164           (211)
       Prepaid expenses and other assets                             20             70
       Accounts payable and accrued liabilities                   2,909           (239)
       Customer deposits                                           (607)          (871)
                                                                -------        -------
         Net cash provided (used) by operating activities         1,127         (1,460)
                                                                -------        -------

Cash flows from investing activities:
       Capital expenditures                                        (219)          (790)
                                                                -------        -------
         Net cash used by investing activities                     (219)          (790)
                                                                -------        -------
Cash flows from financing activities:
       Net borrowings under revolving credit                         17          2,712
       Principal payments on other debt                              (5)            (7)
                                                                -------        -------
         Net cash provided by financing activities                   12          2,705
                                                                -------        -------
Net increase in cash and cash equivalents                           920            455
Cash and cash equivalents at beginning of period                  1,336          1,952
                                                                -------        -------
Cash and cash equivalents at end of period                      $ 2,256        $ 2,407
                                                                =======        =======
Supplemental disclosures of cash flow information-
Cash paid during the period for:
           Interest                                             $   163        $   138
           Income taxes                                              --            200




See accompanying notes.

                             KRAUSE'S FURNITURE, INC
- --------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements of Krause's Furniture, Inc. (the "Company") and its wholly owned subsidiaries, including the Company's principal subsidiary, Krause's Sofa Factory ("Krause's"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation for the periods reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations, although management believes that the disclosures made are adequate to make the information presented not misleading.

         On August 1, 1995 the Company effected a one-for-three reverse split of its common stock and preferred stock. Share and per share data for the thirteen weeks ended April 30, 1995 have been restated to reflect the reverse split.

         These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1996. The results of operations for the thirteen weeks ended April 28, 1996 are not necessarily indicative of results to be expected in future periods.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

2. On May 10, 1996, the Company's revolving credit agreement (Note 4) was amended to extend the expiration date of the agreement to January 1998, provide for additional borrowing availability and revise certain covenants and other conditions. As a result of recurring operating losses, Krause's currently does not comply with the revised technical covenants requiring maintenance of certain levels of working capital and stockholders' equity. As a result of the covenant violations, the lender may declare the entire amount of such indebtedness due and payable immediately. Accordingly, the amount outstanding under the revolving credit agreement has been reclassified and reflected as a current liability in the accompanying April 28, 1996 consolidated balance sheet.

         During fiscal 1995 and the first quarter of fiscal 1996 the Company incurred operating losses of $9,388,000 and $3,506,000, respectively, and as of April 28, 1996 the Company has a working capital deficiency of $15,513,000 and an accumulated deficit of $24,598,000. Management has identified certain initiatives and taken steps to return to profitability. Principal planned strategic objectives and initiatives include downsizing showroom square footage to reduce occupancy expenses, upgrading and remodeling showrooms to provide a more appealing setting for customers, remerchandising, refocusing and reducing advertising expenditures, improving manufacturing processes, and reducing corporate expenses. Some of these initiatives can be undertaken presently while others will require capital expenditures and, therefore, additional financing.

         To provide necessary financing for current operations as well as to begin to obtain necessary funding for the capital expenditures contemplated by management's strategic initiatives, the Company, in June 1996, obtained $2,950,000 from issuances of notes to certain stockholders and to affiliates of certain stockholders (Note 4). Substantial operating losses are expected to continue at least through the second quarter of the current fiscal year. The Company will need to obtain additional financing to continue to fund these expected operating losses and to implement all of the strategic objectives and initiatives contemplated by the strategic plan. Should required additional financing not be obtained, there is substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the classification of liabilities that might result should the Company be unable to continue as a going concern.

3. Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                       April 28, 1996        January 28, 1996
                                       --------------        ----------------

     Finished goods                     $11,476,000             $12,345,000
     Work-in-process                        441,000                 297,000
     Raw materials                        2,546,000               1,985,000
                                        ------------            -----------
                                        $14,463,000             $14,627,000
                                        ===========             ===========



4. Notes payable consists of the following:

                                       April 28, 1996        January 28, 1996
                                       --------------        ----------------

Secured revolving credit notes           $5,532,000                $5,515,000
Other notes                                  83,000                    88,000
                                         ----------                ----------
                                          5,615,000                 5,603,000
Less current portion                      5,550,000                    19,000
                                         ----------                ----------
                                         $   65,000                $5,584,000
                                         ==========                ==========

         The secured revolving credit notes were issued under a revolving credit facility with a financial institution that expires in January 1998. Borrowings under the revolving credit facility are based on the value of eligible inventory, as defined, and as of April 28, 1996 were limited to approximately $6.5 million. Interest on the loans is payable monthly at the rate of 1.5% in excess of the prime rate (8.25% at April 28, 1996). Substantially all of Krause's assets are pledged as collateral for the notes.

         Since April 28, 1996 the Company received proceeds from related parties in connection with the issuances of convertible notes of $950,000 and a 20% demand promissory note of $2,000,000. The convertible notes will mature in three years and bear interest at 10% for the first year and will be convertible into common stock after the first anniversary of the notes at a conversion price ranging from $.80 to $4 per share depending on the market price of the Company's common stock during a defined period prior to the date of conversion.

5. Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 28, 1996 Compared to Thirteen Weeks Ended April 30, 1995


         Net furniture sales for the first fiscal quarter 1996 were $29,637,000 which was a decrease of approximately 8.1% from net sales in the comparable first quarter of 1995. The sales decrease was primarily attributable to a 10.2% decrease in same-store sales in the first quarter 1996 compared to the first quarter 1995. Such decrease was the result, among other things, of an industry-wide softness in retail sales, the fact that Krause's operated five fewer stores in the 1996 quarter and the sale of a higher level of clearance merchandise in the 1996 period.

         Gross margin was 46.9% of net sales in the first quarter 1996 compared to 53.1% in the first quarter 1995. The lower gross margins resulted primarily from higher product promotions (price discounts), changes in product mix and the sale of a higher level of clearance merchandise in the 1996 period.

         Selling expenses as a percentage of sales were 48.8% in the first quarter 1996 compared to 45.7% in the same period last year. Selling expenses were $14,469,000 in the first quarter 1996 and $14,730,000 in the first quarter 1995. The decrease in total selling expenses was principally because of variable selling expenses attributable to lower sales, reduced occupancy expenses from fewer stores operating in 1996 and lower advertising costs, offset by higher delivery expenses and sales payroll incentives.

         General administrative expenses, exclusive of employee termination costs of $164,000 in the first quarter 1996 and $415,000 in first quarter 1995, decreased by $177,000 as a result of the Company's continuing expense reduction plan.

         As a result of the above factors, net loss was $3,637,000 in the first quarter ended April 28, 1996 compared to a loss of $991,000 in the first quarter ended April 30, 1995. Net loss per share in the 1996 quarter was $.88 based on 4,121,000 average shares outstanding. In the comparable 1995 quarter the net loss per share was $.27 based on 3,685,000 average shares outstanding.

         No tax benefits were available for first quarter 1996 or 1995 operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 28, 1996, the Company had $2,256,000 in cash and cash equivalents compared to $1,336,000 as of January 28, 1996.

Cash Flow - Thirteen Weeks Ended April 28, 1996

         Cash and cash equivalents increased by $920,000 during the period. Operating activities provided net cash of $1,127,000, principally from an increase in accounts payable and other liabilities of $2,302,000 and collections of income tax receivables of $1,467,000, offset by a cash loss from operations of $2,895,000. Investing activities during the period were capital expenditures of $219,000, principally for additions to leasehold improvements at retail showrooms. Financing activities during the period were net borrowings of $17,000 under the Company's revolving credit facility offset by $5,000 of payments on short-term notes.

Cash Flow - Thirteen Weeks Ended April 30, 1995

         Cash and cash equivalents increased by $455,000 during the period. Operating activities used net cash of $1,460,000, principally from a $187,000 cash loss from operations, an increase in inventories of $211,000 and a decrease in current liabilities of $1,110,000, offset by an increase in prepaid expenses and other assets of $70,000. Investing activities were capital expenditures of $790,000, principally for costs of construction of a showroom in Dallas and for additions to leasehold improvements of new showrooms. The Dallas showroom was sold for approximately $1 million cash in May 1995 and leased back. This sale and leaseback resulted in a $386,000 deferred profit to be amortized over the term of the lease. Financing activities included $2,712,000 of net borrowings under a revolving credit agreement.

Outlook

         On May 10, 1996 Krause's revolving credit agreement was amended to extend the credit agreement to January 1998, provide for additional borrowing availability and revise certain covenants and conditions. Krause's currently does not comply with the revised technical covenants requiring maintenance of certain levels of working capital and stockholder's equity. As a result of the covenant violations, the lender may declare the entire amount of such indebtedness due and payable immediately. Accordingly, the amount outstanding under the revolving credit agreement has been reclassified and reflected a current liability in the April 28, 1996 consolidated balance sheet included elsewhere herein.

         During fiscal 1995 and the first quarter of fiscal 1996 the Company incurred operating losses of $9,388,000 and $3,506,000, respectively, and as of April 28, 1996 the Company had a working capital deficiency of $15,513,000 and an accumulated deficit of $24,598,000. Management has identified certain initiatives and taken steps to return to profitability. Principal planned strategic objectives and initiatives include downsizing showroom square footage to reduce occupancy expenses, upgrading and remodeling showrooms to provide a more appealing setting for customers, remerchandising, refocusing and reducing advertising expenditures, improving manufacturing processes, and reducing corporate expenses. Some of these initiatives can be undertaken presently while others will require capital expenditures and, therefore, additional financing. The Company has no significant long-term capital expenditure requirements.

         To provide necessary financing for current operations as well as to begin to obtain necessary funding for the capital expenditures contemplated by management's strategic initiatives, in June 1996 the Company obtained $2,950,000 of funding from issuance of notes, described in Note 4 of the notes to consolidated financial statements, to certain stockholders and to affiliates of certain stockholders.

         Substantial operating losses are expected to continue at least through the second quarter 1996. The Company will need to obtain additional financing to fund the expected operating losses and to implement all of the strategic objectives and initiative contemplated by the strategic plan. Should required additional financing not be obtained, there is substantial doubt as to the Company's ability to continue as a going concern.

         Management is continuing to seek additional debt or equity financing; however, there are no agreements for additional financing currently, and no assurances can be given that additional financing will be available on terms acceptable to the Company or at all.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended April 28, 1996

         (a)      Exhibits

                  4.1  Demand Promissory Note dated May 21, 1996
                  4.2  Form of Convertible Promissory Note

         (b)      Reports on Form 8-K

                  The Registrant did not file any reports on Form 8-K during the quarter covered by this report.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     KRAUSE'S FURNITURE, INC.
                                    (Registrant)


Date:  July 18, 1996                /s/  Stephen P. Anderson
                                    ------------------------
                                    Stephen P. Anderson
                                    President




Date:  July 18, 1996                /s/  Robert G. Sharpe
                                    ------------------------
                                    Robert G. Sharpe
                                    Executive Vice President
                                    and Treasurer