Form 10-Q
period 1996-07-28
KRAUSES FURNITURE INC
filed 1996-09-16
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 1996

                                       or

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission file number:  0-17868


                            KRAUSE'S FURNITURE, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   77-0310773
(State or other jurisdiction of incorporation)          (I.R.S. Employer
                                                       Identification No.)

200 North Berry Street, Brea, California                      92821
(Address of principal executive offices)                   (Zip Code)

              (Registrant's telephone number, including area code)
                                 (714) 990-3100

(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

As of September 10, 1996 the Registrant had 19,033,011 shares of common stock outstanding.

                                      INDEX

                                                                                 Page
                                                                                 ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  - Consolidated balance sheet                                     1

                  - Consolidated statement of operations                           2

                  - Consolidated statement of cash flows                           3

                  - Notes to consolidated financial statements                   4 - 5

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  6 - 8


PART II           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security-Holders              9

Item 6.           Exhibits and Reports on Form 8-K                                 9

                  Signatures                                                      10

                            KRAUSE'S FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                     ASSETS

                                                July 28,
                                                  1996          January 28,
                                               (Unaudited)         1996
                                               -----------      ----------

Current assets:
        Cash and cash equivalents                 $2,373           $1,336
        Accounts receivable, net of
          allowance for doubtful accounts
          of $319 ($291 at January 28, 1996)         822              786
        Income tax refund receivable                   -            1,467
        Inventories                               12,506           14,627
        Prepaid expenses                             328              386
                                                ---------        ----------
                Total current assets              16,029           18,602
Property, equipment, and leasehold
        improvements, net                          6,475            6,738
Goodwill, net                                     15,896           16,406
Leasehold interest, net                            1,663            1,830
Other assets                                       3,470            3,290
                                                ---------        ----------
                                                 $43,533          $46,866
                                                =========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued expenses    $18,877          $16,176
        Accrued payroll and related expenses       2,144            1,696
        Customer deposits                          7,083            7,014
        Notes payable                                 10               19
        Income taxes payable                         582              575
                                                ----------       ----------
                Total current liabilities         28,696           25,480
Long-term liabilities:
        Notes payable                              8,957            5,584
        Other liabilities                          1,748            1,817
                                                ----------       ----------
                Total long-term liabilities       10,705            7,401

Commitments and contingencies

Stockholders' equity:
        Convertible preferred stock, $.001
          par value; 666,667 shares authorized,
          117,694 shares outstanding at stated
          value (liquidation preference $67.50
          per share)                               7,523            7,523
        Common stock, $.001 par value; 35,000,000
          shares authorized (8,333,333 at
          January 28, 1996), 4,120,810 shares
          outstanding                                  4                4
        Capital in excess of par value            27,419           27,419
        Accumulated deficit                      (30,814)         (20,961)
                                               -----------       ----------
                Total stockholders' equity         4,132           13,985
                                               -----------       ----------
                                                 $43,533          $46,866
                                               ===========       ==========

See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
- --------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                                Thirteen Weeks Ended                        Twenty-Six Weeks Ended
                                        ----------------------------------          ---------------------------------
                                         July 28,             July 30,                July 28,             July 30,
                                           1996                 1995                    1996                 1995
                                        -----------          ------------            ------------        ------------
Net furniture sales                       $26,236              $28,928                 $55,873             $61,179
Cost of sales                              13,860               14,476                  29,583              29,589
                                          -------              -------                 -------             -------
Gross profit                               12,376               14,452                  26,290              31,590
                                          -------              -------                 -------             -------
Operating expenses:
  Selling                                  15,006               14,872                  29,475              29,602
  General and administrative                3,072                2,599                   5,768               5,723
  Amortization of goodwill                    255                  255                     510                 510
                                          -------              -------                 -------             -------
                                           18,333               17,726                  35,753              35,835
                                          -------              -------                 -------             -------

Loss from operations                       (5,957)              (3,274)                 (9,463)             (4,245)

Interest expense                             (304)                (192)                   (486)               (363)
Other income                                   45                   38                      96                 189
                                          -------              -------                 -------             -------

Loss before income taxes                   (6,216)              (3,428)                 (9,853)             (4,419)

Income tax benefit                             --                1,327                      --               1,327
                                          -------              -------                 -------             -------

Net loss                                  $(6,216)             $(2,101)                $(9,853)            $(3,092)
                                          =======              =======                 =======             =======

Net loss per share                        $ (1.51)             $ (0.53)                $ (2.39)            $ (0.81)
                                          =======              =======                 =======             =======

Average number of common
  shares outstanding                        4,121                3,949                   4,121               3,817
                                          =======              =======                 =======             =======



See accompanying notes.

                            KRAUSE'S FURNITURE INC.
- --------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                         Twenty-Six Weeks Ended
                                                         ----------------------
                                                         July 28,      July 30,
                                                           1996          1995
                                                         --------      --------
Cash flows from operating activities:
 Net loss                                                $(9,853)      $(3,092)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
      Depreciation and amortization                        1,215         1,216
      Income tax benefit                                      --        (1,327)
Change in assets and liabilities:
      Accounts receivable                                    (36)           28
      Income tax refund receivable                         1,467            --
      Inventories                                          2,121         1,278
      Prepaid expenses and other assets                     (122)          470
      Accounts payable and accrued liabilities             3,080        (1,703)
      Customer deposits                                       69          (167)
      Deferred gain                                           --           345
      Income taxes payable                                     7          (200)
                                                         -------       -------
        Net cash used by operating activities             (2,052)       (3,152)
                                                         -------       -------

Cash flows from investing activities:
      Capital expenditures                                  (275)         (756)
                                                         -------       -------
        Net cash used by investing activities               (275)         (756)
                                                         -------       -------

Cash flows from financing activities:
      Net borrowings under revolving credit                  426         3,702
      Proceeds from issuance of notes                      2,950            --
      Principal payments on other debt                       (12)          (13)
                                                         -------       -------
        Net cash provided by financing activities          3,364         3,689
                                                         -------       -------

Net increase (decrease) in cash and cash equivalents       1,037          (219)
Cash and cash equivalents at beginning of period           1,336         1,952
                                                         -------       -------

Cash and cash equivalents at end of period               $ 2,373       $ 1,733
                                                         =======       =======

Supplemental disclosures of cash flow information-
      Cash paid during the period for:
        Interest                                         $   342       $   248
        Income taxes                                          --           200

      Noncash investing and financing activities-
        Conversion of preferred stock                         --         2,674


See accompanying notes.

                             KRAUSE'S FURNITURE, INC
      --------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         On August 1, 1995 the Company effected a one-for-three reverse split of its common stock and preferred stock. Share and per share data for the thirteen and twenty-six weeks ended July 30, 1995 have been restated to reflect the reverse split.

         These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1996. The results of operations for the thirteen and twenty-six weeks ended July 28, 1996 are not necessarily indicative of results to be expected in future periods.

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

2. On August 26, 1996 and September 10, 1996 the Company completed transactions with investors in which the Company received cash proceeds of $15,669,000 from financings through issuances of $10,669,000 of common stock, at $1 per share, and a $5 million subordinated note with a warrant to purchase 1,400,000 shares of common stock at $.001 per share. The subordinated note bears interest at 10% per annum, payable in additional subordinated notes for the first two years. Semi-annual mandatory redemptions of $1,015,336 are required beginning February 28, 1999 through final maturity on August 31, 2001. In addition $2,950,000 of existing notes plus accrued interest were exchanged for 3,066,251 shares of common stock and substantially all of the Company's Series A preferred stock was converted into approximately 1.2 million shares of common stock. After the equity capital and debt transactions noted above the Company had approximately 19 million shares of common stock outstanding. Also Krause's revolving credit agreement was amended to extend the expiration date of the agreement to January 2000, provide for an increase in borrowing availability, lower the interest rate to prime plus 1% and revise certain covenants and conditions.

         The proceeds from these transactions allows the Company to accelerate its strategic objectives and initiatives including downsizing showroom square footage to reduce occupancy expenses, upgrading and remodeling showrooms to provide a more appealing setting for customers, remerchandising, refocusing advertising expenditures, improving manufacturing processes, and reducing corporate expenses. These objectives and initiatives are expected to contribute significantly to reducing losses and ultimately returning the Company to profitability. The Company's long-term success is dependent upon its ability to successfully execute management's strategic plan and, ultimately, to achieve sustained profitable operations.

3. Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                         July 28, 1996           January 28, 1996
                                         -------------           ----------------

Finished goods                            $10,303,000              $12,345,000
Work-in-process                               393,000                  297,000
Raw materials                               1,810,000                1,985,000
                                          -----------              -----------
                                          $12,506,000              $14,627,000
                                          -----------              -----------

4.       Long-term notes payable consists of the following:

                                         July 28, 1996           January 28, 1996
                                         -------------           ----------------
Secured revolving credit notes             $5,941,000               $5,515,000
Demand and convertible notes                2,950,000                     --
Other notes                                    76,000                   88,000
                                           ----------               ----------
                                            8,967,000                5,603,000
Less current portion                           10,000                   19,000
                                           ----------               ----------
                                           $8,957,000               $5,584,000
                                           ==========               ==========

         The secured revolving credit notes were issued under a revolving credit facility with a financial institution that now expires in January 2000. Borrowings under the revolving credit facility are based on the value of eligible inventory, as defined, and as of July 28, 1996 were limited to approximately $6.6 million. Interest on the loans as of July 28, 1996 was payable monthly at the rate of 1.5% in excess of the prime rate (8.25%). Substantially all of Krause's assets are pledged as collateral for the notes. See Note 2 for revisions to this revolving credit facility.

         Demand notes of $2,000,000 and convertible notes of $950,000 were issued in May through July 1996 to related parties. These notes plus accrued interest of $116,251 were exchanged for 3,066,251 shares of common stock on August 26, 1996 (Note 2). Since the demand notes were refinanced as equity they are classified as long-term notes in the accompanying consolidated balance sheet.

5. Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen Weeks Ended July 28, 1996 Compared to Thirteen Weeks Ended July 30,
1995

         Net furniture sales for the second fiscal quarter 1996 were $26,236,000 which was a decrease of approximately 9.3% from net sales in the comparable quarter of 1995. The sales decrease was primarily attributable to a 8.2% decrease in same-store sales in the second quarter 1996 compared to the second quarter 1995 and the fact that Krause's operated five fewer stores in the 1996 quarter. The same-store sales decrease was the result, among other things, of an industry-wide softness in retail sales and the shortage of raw materials due to insufficient cash available for purchases of such raw materials required for production and shipments. Raw material shortages have continued into the third quarter, however, this condition is expected to improve beginning in September 1996.

         Gross margin was 47.2% of net sales in the second quarter 1996 compared to 50.0% in the second quarter 1995. The lower gross margins resulted primarily from higher product promotions (price discounts). Changes in product mix also contributed to margin differences.

         Selling expenses as a percentage of sales were 57.2% in the second quarter 1996 compared to 51.4% in the same period last year. Selling expenses were $15,006,000 in the second quarter 1996 and $14,872,000 in the second quarter 1995. The increase in total selling expenses was principally because of higher delivery expenses, advertising expenses, and sales payroll incentives, offset by certain expenses which were lower due to fewer stores operating in 1996.

         General and administrative expenses were $473,000 higher in the second quarter 1996 compared to the same quarter in 1995 due to higher professional fees offset somewhat by lower payroll and travel expenses.

         As a result of the above factors, net loss was $6,216,000 in the second quarter ended July 28, 1996 compared to a loss of $2,101,000 in the second quarter ended July 30, 1995. Net loss per share in the 1996 quarter was $1.51 based on 4,121,000 average shares outstanding. In the comparable 1995 quarter the net loss per share was $.53 based on 3,949,000 average shares outstanding.

Twenty-Six Weeks Ended July 28, 1996 Compared to Twenty-Six Weeks Ended July 30, 1995

         Net furniture sales for the first twenty-six weeks of 1996 were $55,873,000 compared to $61,179,000 for the same period in fiscal 1995. The sales decrease was due principally to a same-store sales decrease of 8.0% and to the reasons explained above in the second quarter comparisons .

         Gross margin was 47.1% of net sales in the 1996 period compared to 51.6% in the 1995 period. Lower gross margins in 1996 resulted from extensive promotional pricing and changes in product mix.

         Selling expenses were $29,475,000 a decrease of $127,000 from the same period last year. Selling expenses were 52.8.% of net furniture sales in 1996 compared to 48.4% in the 1995 period. Selling expenses increased as a percentage of sales primarily because of higher sales commission rates, occupancy costs and delivery expenses.

         General and administrative expenses increased by $45,000 due principally to employee termination expenses and professional fees, offset by general cost reductions.

         Income tax benefits of $1,327,000 in the first six months of 1995 represents refundable income taxes available from the carryback of 1995 losses. There were no carryback benefits recorded in 1996 and none are available in future periods.


LIQUIDITY AND CAPITAL RESOURCES

         As of July 28, 1996, the Company had $2,373,000 in cash and cash equivalents compared to $1,336,000 as of January 28, 1996.

Cash Flow - Twenty-Six Weeks Ended July 28, 1996

         Cash and cash equivalents increased by $1,037,000 during the period. Operating activities used net cash of $2,052,000, principally from a $8,638,000 cash loss from operations offset by an increase in accounts payable and other liabilities of $3,156,000, a decrease in inventories of $2,121,000 and collections of income tax refund receivables of $1,467,000. Investing activities during the period included capital expenditures of $275,000, principally for additions to leasehold improvements at retail showrooms. Financing activities during the period were comprised principally of net borrowings of $426,000 under the Company's revolving credit facility and proceeds from issuances of $2,950,000 of convertible and demand notes.

Cash Flow - Twenty-Six Weeks Ended July 30, 1995

         Cash and cash equivalents decreased by $219,000 during the period. Operating activities used net cash of $3,152,000 principally from a $3,203,000 cash loss from operations and a decrease in accounts payable and other liabilities of $1,725,000, offset by decreases in inventories of $1,278,000 and other assets of $498,000. Investing activities were capital expenditures of $756,000 principally for costs of construction of a showroom in Dallas and for additions to leasehold improvements of other new showrooms. The Dallas showroom was sold for approximately $1 million cash in May 1995 and leased back. This sale and leaseback resulted in a $386,000 deferred profit to be amortized over the term of the lease. Financing activities included $3,702,000 of net borrowings under a revolving credit agreement.

Outlook

On August 26, 1996 and September 10, 1996 the Company completed transactions with investors in which the Company received cash proceeds of $15,669,000 from financings as described in Note 2.

         The proceeds from these transactions allows the Company to accelerate its strategic objectives and initiatives including downsizing showroom square footage to reduce occupancy expenses, upgrading and remodeling showrooms to provide a more appealing setting for customers, remerchandising, refocusing advertising expenditures, improving manufacturing processes, and reducing corporate expenses. These objectives and initiatives are expected to contribute significantly to reducing losses and ultimately returning the Company to profitability. The Company's long-term success is dependent upon its ability to successfully execute management's strategic plan and, ultimately, to achieve sustained profitable operations. Operating losses are expected to continue at least through the third quarter 1996. Other than as attendant to the strategic objectives described above, the Company has no significant long-term capital expenditure requirements.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

        The Company held its Annual Meeting of Stockholders on June 18, 1996. At the meeting the stockholders;

        (i) reelected all six incumbent directors to serve until the next annual meeting.

        (ii) approved an amendment of the Company's 1990 Employees Stock Option Plan to increase the number of shares of common stock available for grant under the plan from 83,333 shares to 500,000. There were 2,383,445 affirmative votes and 88,623 negative votes with respect to this matter.

        (iii) approved an amendment of the Company's 1994 Directors Stock Option Plan to increase the number of shares of common stock available for grant under the plan from 66,667 shares to 200,000. There were 2,447,468 affirmative votes and 110,359 negative votes with respect to this matter.

        (iv) ratified the selection of Ernst & Young as independent auditors for the fiscal year ending February 2, 1997.

        By written consent the Company's stockholders;

        (i) approved, as of May 10, 1996, an amendment to the Company's Certificate of Incorporation to increase the authorized common stock from 8,333,333 shares to 20,000,000 shares.

        (ii) approved, as of July 29, 1996, an amendment to the Company's Certificate of Incorporation to increase the authorized common stock from 20,000,000 shares to 35,000,000 shares.


Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended July 30, 1996

         (a)      Exhibits
                  3 (i) (l)  Certificate of Amendment of Certificate of
                             Incorporation dated as of June 7, 1996.
                        (2) Certificate of Amendment of Certificate of Incorporation dated as of August 1, 1996

         (b)      Reports on Form 8-K
                  On September 10, 1996, the Registrant filed a current report dated August 26, 1996 on Form 8-K. This report described under Item 1 Changes in Control of Registrant certain financing transactions resulting in a change in control.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KRAUSE'S FURNITURE, INC.
                                         (Registrant)


Date:  September 11, 1996                /s/  Stephen P. Anderson
       ------------------                ------------------------
                                         Stephen P. Anderson
                                         President



Date:    September 11, 1996              /s/  Robert G. Sharpe
         ------------------              ---------------------
                                         Robert G. Sharpe
                                         Executive Vice President
                                         and Treasurer

                                                                Exhibit 3(i)(1)



                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                            KRAUSE'S FURNITURE, INC.

                    (Pursuant to Section 242 of the General
                   Corporation Law of the State of Delaware)

        KRAUSE'S FURNITURE, INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Company"), certifies as follows:

        1. The amendment of the Company's Certificate of Incorporation set forth in the following resolution approved by unanimous written consent of the Company's Board of Directors was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

        RESOLVED, that Article FOURTH of the Certificate of Incorporation of the Company is hereby amended and restated to read as follows:

          "The total number of shares of stock which the corporation shall have authority to issue is Twenty Million Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven (20,666,667), of which Twenty Million (20,000,000) shares, of the par value of One Tenth of One Cent ($0.001) each, amounting in the aggregate to Twenty Thousand ($20,000) Dollars, shall be common stock, and of which Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven (666,667) shares, of the par value of One Tenth of One Cent ($0.001) each, amounting in the aggregate to Six Hundred Sixty-Six and 67/100ths ($666.67) Dollars, shall be preferred stock.

          "Preferred shares may be issued in one or more series and the number of shares, designations, preferences, rights and restrictions of each such series shall be fixed by resolution or resolutions by the Board of Directors."

        2. Thereafter, the foregoing amendment to the Certificate of Incorporation of the Company was approved by the stockholders of the Company by written consent.

        IN WITNESS WHEREOF, this Certificate of Amendment is hereby executed on behalf of the Company and attested to by its officers thereunto duly authorized as of June 7, 1996.

                                KRAUSE'S FURNITURE, INC.

                                By /s/ Robert G. Sharpe
                                   ------------------------------------------
                                   Robert G. Sharpe, Executive Vice President


ATTEST:


/s/ Gary S. Vandeweghe
- -----------------------------
Gary S. Vandeweghe, Secretary

                                                                Exhibit 3(i)(2)




                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                            KRAUSE'S FURNITURE, INC.

                    (Pursuant to Section 242 of the General
                   Corporation Law of the State of Delaware)


        KRAUSE'S FURNITURE, INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the

"Company"), certifies as follows:

        1.  The amendment of the Company's Certificate of Incorporation set forth in the following resolution approved by unanimous written consent of the Company's Board of Directors was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of

Delaware:

        RESOLVED, that Article FOURTH of the Certificate of Incorporation of the Company is hereby amended and restated to read as follows:


                "The total number of shares of stock which the corporation shall have authority to issue is Thirty-Five Million Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven (35,666,667), of which Thirty-Five Million (35,000,000) shares, of the par value of One Tenth of One Cent ($0.001) each, amounting in the aggregate to Thirty-Five Thousand ($35,000) Dollars, shall be common stock, and of which Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven (666,667) shares, of the par value of One Tenth of One Cent ($0.001) each, amounting in the aggregate to Six Hundred Sixty-Six and 67/100ths ($666.67) Dollars, shall be preferred stock.

                "Preferred shares may be issued in one or more series and the number of shares, designations, preferences, rights and restrictions of each such series shall be fixed by resolution or resolutions by the Board of Directors."

        2.  Thereafter, the foregoing amendment to the Certificate of

Incorporation of the Company was approved by the stockholders of the Company by written consent.

        IN WITNESS WHEREOF, this Certificate of Amendment is hereby executed on behalf of the Company by its officer thereunto duly authorized as of August 1, 1996.


                                  KRAUSE'S FURNITURE, INC.



                                  By /s/ ROBERT G. SHARPE
                                     --------------------------------
                                     ROBERT G. SHARPE, Executive Vice President