Form 10-Q
period 1996-10-27
KRAUSES FURNITURE INC
filed 1996-12-11
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 1996

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission file number:  0-17868

                            KRAUSE'S FURNITURE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                                    77-0310773
-----------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)             (I.R.S. Employer Identification No.)

200 North Berry Street, Brea, California                                   92821
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (714) 990-3100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

As of October 27, 1996 the Registrant had 19,020,539 shares of common stock outstanding.

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

                            KRAUSE'S FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                ASSETS

                                                                             October 27,
                                                                                1996         January 28,
                                                                             (unaudited)        1996
                                                                             -----------        ----
Current assets:
     Cash and cash equivalents                                                $  6,341        $  1,336
     Accounts receivable, net of allowance for
       doubtful accounts of $318 ($291 at January 28, 1996)                        735             786
     Income tax refund receivable                                                   --           1,467
     Inventories                                                                12,621          14,627
     Prepaid expenses                                                              642             386
                                                                              --------        --------
        Total current assets                                                    20,339          18,602
Property, equipment, and
     leasehold improvements, net                                                 6,515           6,738
Goodwill, net                                                                   15,641          16,406
Leasehold interest, net                                                          1,582           1,830
Other assets                                                                     3,325           3,290
                                                                              --------        --------

                                                                              $ 47,402        $ 46,866
                                                                              ========        ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable and accrued expenses                                    $ 15,588        $ 16,176
     Accrued payroll and related expenses                                        1,593           1,696
     Customer deposits                                                           6,364           7,014
     Current portion of notes payable                                                8              19
     Income taxes payable                                                          582             575
                                                                              --------        --------
        Total current liabilities                                               24,135          25,480
Long-term liabilities:
     Notes payable                                                               5,260           5,584
     Other liabilities                                                           1,742           1,817
                                                                              --------        --------
        Total long-term liabilities                                              7,002           7,401

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, $.001 par value;
       666,667 shares authorized, no shares outstanding, (117,694 at
       January 28, 1996) at stated value (liquidation preference $67.50
        per share)                                                                  --           7,523
     Common stock, $.001 par value; 35,000,000
        shares authorized (8,333,333 at January 28, 1996)
        19,020,539 shares outstanding (4,120,810 at January 28, 1996)               19               4
     Capital in excess of par value                                             49,581          27,419
     Accumulated deficit                                                       (33,335)        (20,961)
                                                                              --------        --------
        Total stockholders' equity                                              16,265          13,985
                                                                              --------        --------

                                                                              $ 47,402        $ 46,866
                                                                              ========        ========

See accompanying notes.

                             KRAUSE'S FURNITURE, INC

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                      Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                      --------------------           -----------------------
                                   October 27,     October 29,     October 27,     October 29,
                                      1996            1995            1996            1995
                                    --------        --------        --------        --------
Net furniture sales                 $ 26,865        $ 31,286        $ 82,738        $ 92,465
Cost of sales                         12,781          15,031          42,364          44,620
                                    --------        --------        --------        --------

Gross profit                          14,084          16,255          40,374          47,845
                                    --------        --------        --------        --------

Operating expenses:
   Selling                            14,081          14,915          43,556          44,532
   General and administrative          2,084           2,385           7,852           8,094
   Amortization of goodwill              255             255             765             764
                                    --------        --------        --------        --------
                                      16,420          17,555          52,173          53,390
                                    --------        --------        --------        --------

Loss from operations                  (2,336)         (1,300)        (11,799)         (5,545)

Interest expense                        (296)           (165)           (782)           (528)
Other income                             111              70             207             259
                                    --------        --------        --------        --------


Loss before income taxes              (2,521)         (1,395)        (12,374)         (5,814)

Income tax benefit                        --              --              --          (1,327)
                                    --------        --------        --------        --------

Net loss                            ($ 2,521)       ($ 1,395)       ($12,374)       ($ 4,487)
                                    ========        ========        ========        ========


Net loss per share                  ($  0.24)       ($  0.34)       ($  1.62)       ($  1.15)
                                    ========        ========        ========        ========


Average number of common
   shares outstanding                 10,556           4,082           7,661           3,905




See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 (In thousands)




                                         Convertible
                                       Preferred Stock               Common Stock        Capital in                        Total
                                       ---------------               ------------        Excess of      Accumulated    Stockholders'
                                     Shares       Amount         Shares       Amount     Par Value        Deficit         Equity
                                     ------       ------         ------       ------     ---------        -------         ------
Balance January 28, 1996              118        $ 7,523          4,121        $ 4       $ 27,419        ($20,961)       $ 13,985

Conversion of Series A
     preferred stock                 (118)        (7,523)         1,177          1          7,522              --              --

Exchange of notes payable
     and related interest for
     common stock                      --             --          3,066          3          3,063              --           3,066

Issuance of common stock
     for cash, net of expenses
     of $448                           --             --         10,669         11         10,210              --          10,221

Issuance of common stock
     purchase warrant                  --             --             --         --          1,400              --           1,400

Repurchase of common stock             --             --            (12)        --            (33)             --             (33)

Net loss                               --             --             --         --             --         (12,374)        (12,374)
                                      ---        -------         ------        ---       --------         -------        --------

Balance October 27, 1996               --        $    --         19,021        $19       $ 49,581        ($33,335)       $ 16,265
                                      ===        =======         ======        ===       ========         =======        ========



See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                              Thirty-Nine Weeks Ended
                                                              -----------------------
                                                             October 27,    October 29,
                                                                1996           1995
                                                              --------        -------
Cash flows from operating activities:
Net loss                                                      ($12,374)       ($4,487)
 Adjustments to reconcile net  loss to
  net cash used by operating activities:
   Depreciation and amortization                                 1,853          1,851
   Change in assets and liabilities :
       Accounts receivable                                          51            315
       Deferred income taxes                                        --            920
       Income tax refund receivable                              1,467         (1,503)
       Inventories                                               2,006          2,657
       Prepaid expenses and other assets                          (291)           581
       Accounts payable and accrued liabilities                   (650)          (595)
       Customer deposits                                          (650)          (399)
       Income taxes payable                                          7           (632)
                                                              --------        -------
         Net cash used by operating activities                  (8,581)        (1,292)
                                                              --------        -------

Cash flows from investing activities:
       Capital expenditures                                       (563)          (955)
                                                              --------        -------
         Net cash used by investing activities                    (563)          (955)
                                                              --------        -------

Cash flows from financing activities:
       Net borrowings (payments) under revolving credit         (3,975)         2,052
       Proceeds from issuance of subordinated note               5,000             --
       Proceeds from issuance of notes                           2,950             --
       Net proceeds from issuance of common stock               10,221             --
       Other                                                       (47)           (13)
                                                              --------        -------
         Net cash provided by financing activities              14,149          2,039
                                                              --------        -------

Net increase (decrease) in cash and cash equivalents             5,005           (208)
Cash and cash equivalents at beginning of period                 1,336          1,952
                                                              --------        -------

Cash and cash equivalents at end of period                    $  6,341        $ 1,744
                                                              ========        =======


Supplemental disclosures of cash flow information-
       Cash paid during the period for:
           Interest                                           $    431        $   248
           Income taxes                                             --            200

       Noncash investing and financing activities-
           Preferred stock converted into common stock           7,523          2,674
           Exchange of notes payable and related
              accrued interest for common stock                  3,066             --
           Issuance of common stock purchase warrant             1,400             --



See accompanying notes.

                             KRAUSE'S FURNITURE, INC

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

     These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1996. The results of operations for the thirteen and thirty-nine weeks ended October 27, 1996 are not necessarily indicative of results to be expected in future periods.

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

2. On August 26, 1996 and September 10, 1996 the Company completed transactions with investors in which the Company received cash proceeds of $15,669,000 from financings through issuances of $10,669,000 of common stock, at $1 per share, and a $5 million subordinated note with a warrant to purchase 1,400,000 shares of common stock at $.001 per share. In addition $2,950,000 of existing notes plus accrued interest were exchanged for 3,066,251 shares of common stock and outstanding Series A preferred stock was converted into 1,176,950 shares of common stock.

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

3. Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                        October 27, 1996     January 28, 1996
                                        ----------------     ----------------
         Finished goods                   $ 9,653,000          $12,345,000
         Work-in-process                      368,000              297,000
         Raw materials                      2,600,000            1,985,000
                                          -----------          -----------
                                          $12,621,000          $14,627,000
                                          ===========          ===========

4.   Notes payable consist of the following:

                                               October 27, 1996    January 28, 1996
                                               ----------------    ----------------
Secured revolving credit notes                   $ 1,540,000          $5,515,000
Subordinated note                                  5,000,000                  --
Unamortized debt discount, net
 of accumulated amortization
 of $54,000                                       (1,346,000)                 --
Other notes                                           74,000              88,000
                                                 -----------          ----------
                                                   5,268,000           5,603,000

Less current portion                                   8,000              19,000
                                                 -----------          ----------
                                                 $ 5,260,000          $5,584,000
                                                 ===========          ==========

     The secured revolving credit notes were issued under a revolving credit facility with a financial institution that expires in January 2000. Borrowings under the revolving credit facility are based on the value of eligible inventory, as defined, and as of October 27, 1996 were limited to approximately $6.8 million. Interest on the loans as of October 27, 1996 was payable monthly at the rate of 1% in excess of the prime rate (8.25%). Substantially all of Krause's assets are pledged as collateral for the notes.

     The subordinated note was issued August 26, 1996 (Note 2) and bears interest at 10% per annum, payable in additional subordinated notes for the first two years. Semiannual mandatory redemptions of $1,015,336 are required beginning February 28, 1999 through final maturity on August 31, 2001. The subordinated note was issued with a warrant to purchase 1,400,000 shares of common stock at $.001 per share at any time through August 31, 2006. The fair value of the warrant of $1,400,000 was reflected in the consolidated financial statements as a discount on the subordinated note and an increase in capital in excess of par value. This discount is being amortized to interest expense using the effective interest method over the term of the subordinated note.

5. Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen Weeks Ended October 27, 1996 Compared to Thirteen Weeks Ended October 29, 1995

     Net furniture sales for the third fiscal quarter 1996 were $26,865,000 which was a decrease of approximately 14.1% from net sales in the comparable quarter of 1995. The sales decrease was primarily attributable to a 13.7% decrease in same-store sales in the third quarter 1996 compared to the third quarter 1995 and the fact that Krause's operated two fewer stores in the 1996 quarter. The same-store sales decrease was the result, among other things, of an industry-wide softness in retail sales and the shortage of raw materials due to insufficient cash available for purchases of raw materials required for production and shipments. Raw material shortages have continued into the third quarter, however, this condition began to improve in September 1996.

     Gross margin was 52.4% of net sales in the third quarter 1996 compared to 52.0% in the third quarter 1995. The higher gross margins resulted primarily from initiatives implemented to reduce the level of discounting and changes in the mix of products sold.

     Selling expenses as a percentage of sales were 52.4% in the third quarter 1996 compared to 47.7% in the same period last year. Selling expenses were $14,081,000 in the third quarter 1996 and $14,915,000 in the third quarter 1995. The increase in total selling expenses as a percentage of sales was principally because of fixed showroom expenses applied to lower sales volume. Also sales commissions, delivery expenses and advertising expenses were higher as a percentage of sales, offset in part by certain expenses which were lower as a result of having two less stores operating in 1996.

     General and administrative expenses were $301,000 lower in the third quarter 1996 compared to the same quarter in 1995 principally due to general cost reductions.

     Interest expense increased by $131,000 in the third quarter 1996 compared to the same quarter in 1995 principally due to higher average debt outstanding in 1996 compared to the prior year period.

     As a result of the above factors, net loss was $2,521,000 in the third quarter ended October 27, 1996 compared to a net loss of $1,395,000 in the third quarter ended October 29, 1995. Net loss per share in the 1996 quarter was $.24 based on 10,556,000 average shares outstanding. In the comparable 1995 quarter the net loss per share was $.34 based on 4,082,000 average shares outstanding.

Thirty-Nine Weeks Ended October 27, 1996 Compared to Thirty-Nine Weeks Ended October 29, 1995

     Net furniture sales for the first thirty-nine weeks of 1996 were $82,738,000 compared to $92,465,000 for the same period in fiscal 1995. The sales decrease was due principally to a same-store sales decrease of 9.9% and to the reasons explained above in the third quarter comparisons.

     Gross margin was 48.8% of net sales in the 1996 period compared to 51.7% in the 1995 period. Lower gross margins in 1996 resulted from extensive promotional pricing during the first half of the 1996 period and changes in the mix of products sold.

     Selling expenses were $43,556,000, a decrease of $976,000 from the same period last year. Selling expenses were 52.6% of net furniture sales in 1996 compared to 48.2% in the 1995 period. Selling expenses increased as a percentage of sales primarily due to the reasons explained above in the third quarter comparisons.

     General and administrative expenses decreased by $242,000 due principally to general cost reductions offset somewhat by higher employee termination expenses and professional fees.

     Interest expense in the 1996 period increased by $254,000 due principally to higher average debt outstanding compared to the prior year.

     Income tax benefits of $1,327,000 in the first nine months of 1995 represents refundable income taxes available from the carryback of 1995 losses. There were no carryback benefits recorded in 1996 and none are available in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 27, 1996, the Company had $6,341,000 in cash and cash equivalents compared to $1,336,000 as of January 28, 1996.

Cash Flow - Thirty-Nine Weeks Ended October 27, 1996

     Cash and cash equivalents increased by $5,005,000 during the period. Operating activities used net cash of $8,581,000, principally from a $10,521,000 cash loss from operations and decreases in accounts payable and other liabilities of $1,293,000 offset by a decrease in inventories of $2,006,000 and collections of income tax refund receivables of $1,467,000. Investing activities during the period included capital expenditures of $563,000, principally for additions to leasehold improvements at retail showrooms. Financing activities during the period were comprised principally of proceeds from issuances of common stock of $10,221,000, proceeds from issuances of $2,950,000 of convertible and demand notes and issuance of a subordinated note of $5,000,000, offset by net payments of $3,975,000 under the Company's revolving credit facility.

Cash Flow - Thirty-Nine Weeks Ended October 29, 1995

     Cash and cash equivalents decreased by $208,000 during the period. Operating activities used net cash of $1,292,000 principally from a $2,636,000 cash loss from operations and a decrease in accounts payable and other liabilities of $1,626,000, offset by decreases in inventories of $2,657,000 and other assets of $313,000. Investing activities were capital expenditures of $955,000 principally for costs of construction of a showroom in Dallas and for additions to leasehold improvements of other new showrooms. The Dallas showroom was sold for approximately $1 million cash in May 1995 and leased back. This sale and leaseback resulted in a $386,000 deferred profit to be amortized over the term of the lease. Financing activities included $2,052,000 of net borrowings under a revolving credit agreement.

Outlook

     On August 26, 1996 and September 10, 1996 the Company completed transactions with investors in which the Company received cash proceeds of $15,669,000 from financings as described in Note 2 of Notes to Consolidated Financial Statements.

     The proceeds from these transactions allow the Company to accelerate its strategic objectives and initiatives including downsizing showroom square footage to reduce occupancy expenses, upgrading and remodeling showrooms to provide a more appealing setting for customers, remerchandising, refocusing advertising expenditures, improving manufacturing processes, and reducing corporate expenses. These objectives and initiatives are expected to contribute significantly to reducing losses and ultimately returning the Company to profitability. The Company's long-term success is dependent upon its ability to successfully execute management's strategic plan and, ultimately, to achieve sustained profitable operations. Operating losses are expected to continue at least through the first quarter 1997. Except as required to achieve the strategic objectives described above, the Company has no significant long-term capital expenditure requirements or commitments.

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended October 27, 1996

   (a)   None.

   (b)   Reports on Form 8-K.

         On September 10, 1996, the Registrant filed a current report dated August 26, 1996 on Form 8-K. This report described under Item 1 - Changes in Control of Registrant certain financing transactions resulting in a change in control.




                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        KRAUSE'S FURNITURE, INC.
                                        (Registrant)

Date:  December 9, 1996                 /s/ Philip M. Hawley
       ----------------                 ----------------------------------------
                                            Philip M. Hawley
                                            Chairman and Chief Executive Officer

Date:  December 9, 1996                 /s/ Robert G. Sharpe
       ----------------                 ----------------------------------------
                                            Robert G. Sharpe
                                            Executive Vice President
                                            and Treasurer