Form 10-K405
period 1997-02-02
KRAUSES FURNITURE INC
filed 1997-05-02
CIK 701974

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 2, 1997


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to

Commission file number  0-17868

                            KRAUSE'S FURNITURE, INC.
            (Exact name of Registrant as specified in its charter.)

           DELAWARE                                              77-0310773
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


              200 NORTH BERRY STREET, BREA, CALIFORNIA 92821-3903
              (Address of principal executive offices) (Zip Code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

         As of March 31, 1997 the aggregate market value of Registrant's $.001 par value Common Stock held by non-affiliates was approximately $13,500,000 based on the closing price for the stock. As of March 31, 1997 there were 19,020,539 shares of $.001 par value Common Stock outstanding.

         Documents Incorporated by Reference: Proxy Statement for 1997 Annual Meeting of Stockholders with respect to information required in Part III.

         This Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this Form 10-K, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, financial and business challenges making it more difficult than expected to continue to develop, market, manufacture and ship products on a timely basis; competitive conditions may change adversely; demand for the Company's products may weaken; the market may not accept the Company's merchandising strategies and products; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate customer demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) timely identifying, designing, and delivering new products as well as enhancing existing products, (ii) implementing current strategic plans, (iii) accurately forecasting capital expenditures, and (iv) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, advertising, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experiences and business developments, the impact of which may cause the Company to alter its marketing, advertising, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

                                     PART I
ITEM 1.   BUSINESS

         CORPORATE HISTORY. Krause's Furniture, Inc. (the "Company") is a Delaware corporation which is publicly traded on the Nasdaq Small Cap Market (trading symbol SOFA). The Company changed its name to Krause's Furniture, Inc. in December 1994. The former name was Worth Corporation, which had a NASDAQ trading symbol of WRTH until December 12, 1994. The Company's executive offices are located at 200 North Berry Street, Brea, California 92821-3903, its telephone number is (714) 990-3100 and its facsimile number is (714) 990-3561.

         The Company's business is primarily conducted through its wholly owned subsidiary, Krause's Sofa Factory ("Krause's"), a manufacturer and retailer of made-to-order upholstered furniture. In April 1991 the Company acquired a controlling interest in Krause's for approximately $6.2 million. On October 31, 1993, the Company acquired by merger the then outstanding minority interest in Krause's through an exchange of stock. Each of Krause's minority shareholders received 3.24 shares of the Company's common stock for each share of Krause's capital stock. Krause's was started in San Diego, California in 1973. Originally incorporated as The Sofa Factory, it changed its name to Krause's Sofa Factory in 1984.

         In May 1993 Krause's acquired certain assets related to the retail operations of Castro Convertible Corporation, including the "Castro Convertibles" tradename and trademark and retail store locations. Castro Convertibles, which was started in 1931, has been known throughout the East Coast for its quality sofabed products and was an early pioneer in developing the tri-fold sofabed mechanism. Krause's manufactures products for sale through the Castro stores and dealerships. Descriptions of the businesses, products, manufacturing and other information of Krause's are outlined in the following sections of this report.

         In August 1994 the Company sold its 18% ownership interest in Mr. Coffee, inc. ("Mr. Coffee") to Health o meter Products, Inc. for cash totaling $23.3 million. The Company had purchased its equity position in Mr. Coffee through various stock purchases and exchanges commencing in February 1988. Mr. Coffee was the leading producer of automatic drip coffeemakers in the United States and also manufactured other small kitchen appliances.

         In April 1995 the Company changed from a calendar year-end to a fiscal year-ending on the last Sunday of January as determined by the 52/53 retail fiscal year. The Company's 1996 fiscal year ended February 2, 1997.

         On August 26, 1996 and September 10, 1996, the Company completed transactions with investors in which the Company received cash proceeds of $15,669,000 from financings through issuances of $10,669,000 of common stock, at $1 per share, and a $5,000,000 subordinated note with a warrant to purchase 1,400,000 shares of common stock at $.001 per share. In addition, $3,066,251 of convertible and demand notes and related interest was exchanged for 3,066,251 shares of common stock and outstanding Series A preferred stock was converted into 1,176,950 shares of common stock Subsequent to the financing, the Company's management underwent a substantial restructuring and a new strategic plan was developed for the business.

         BUSINESS. Krause's manufactures made-to-order sofas, sofabeds, loveseats and chairs, and retails these products (as well as externally-sourced furniture and home furnishings products) through its own chain of retail showrooms as well as licensed dealerships. As of February 2, 1997 there were 82 company-owned showrooms and two dealers in 12 states. The distinctive competitive characteristic of Krause's is its ability to manufacture and supply competitively priced made-to-order upholstered furniture in two to four weeks from the date ordered by the customer.

         PRODUCTS. Krause's focus is the manufacture and sale of high-quality, affordably-priced made-to-order upholstered furniture. Its product line consists primarily of upholstered (woven fabric and leather) sofas, sofabeds, chairs and sectionals, in a wide variety of styles and sizes. Except for a few styles of occasional and reclining chairs, Krause's manufactures virtually all of its upholstered furniture, which in fiscal year 1996 accounted for approximately 94% of its net sales. Krause's manufactured upholstered furniture is currently sold exclusively through its own leased retail showrooms and licensed dealers. In addition to its exclusive upholstered furniture line, Krause's retails an assortment of tables, occasional chairs, dining sets, area rugs, lamps and other accessories. Merchandise purchased from other suppliers in fiscal year 1996 accounted for approximately 6% of net sales.

         Customers of Krause's may choose from approximately 60 different styles, 40 sizes, 800 fabrics, 50 leather choices, and various weltings. The upholstered furniture product line consists of the following:

         SOFAS. Stationary upholstered sofas account for the largest proportion of Krause's sales. Sofa styles range from classic traditional, to contemporary, to country, to Eurostyles.

         INCLINERS.   Krause's manufactures its own design of incliners, which
         are sofas, loveseats or chairs which include a modified incliner footrest mechanism built directly into the unit. Krause's believes it is the only retailer which offers an incliner option in the customer's choice of style, size and fabric.

         RECLINERS. Fully reclining sofas and chairs are offered as an option in a number of sofas and chairs manufactured by Krause's. It offers not only fully reclining sofas but also a complete line of reclining chairs. Krause's believes it offers more reclining options in the customer's choice of style, size and fabrics than most competitors.

         SECTIONALS. Sectionals are modular units of upholstered furniture which can be combined or separated to form any variety of seating arrangements desired. Krause's offers and manufactures a sectional option for most styles of its sofas.

         SOFABEDS. Krause's has developed an enhanced sofabed mechanism to take advantage of its unique position in sofabed retailing. Krause's offers a super-queen mattress, which Krause's believes is wider than most other sofabed mattresses offered in the United States. Although producing only for its own retail outlets and licensed dealers, Krause's believes it is one of the top 10 retailers of sofabeds in the U.S.

         CHAIRS. Krause's manufactures a complementary line of upholstered chairs, which coordinate or match with most of the sofa styles it offers. Usually these chairs are sold in sets with a sofa, loveseat, incliner, recliner and/or sofabed. Krause's also manufactures occasional chairs for customers who desire a chair which coordinates with but does not match the style or fabric of their primary furnishings.

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

         RETAIL OPERATIONS. Krause's sells its products through company-owned and licensed retail showrooms in 12 states. Retail showrooms located in California, Colorado, Arizona, Nevada, Texas, New Mexico, Washington and Illinois are operated under the name KRAUSE'S SOFA FACTORY(R) or KRAUSE'S SOFAS(R). Retail showrooms in New York, New Jersey, Connecticut and Florida are operated under the name CASTRO CONVERTIBLES(R). Showroom locations are selected on the basis of strictly defined criteria, including expected population growth, desirable target consumer demographics and psychographics, high visibility with easy access from major thoroughfares, adequate parking facilities and proximity to other furniture retailers.

         Retail showrooms vary in size from 1,700 square feet to 24,000 square feet, with an average size of 13,500 square feet. The typical showroom displays approximately 50 to 60 styles in coordinated furniture groupings to illustrate the diversity and availability of contemporary and traditional upholstered furniture.

             When a customer makes a selection, a down payment is collected and the order is immediately entered in the computer system at Krause's by means of an on-line terminal at the showroom. The order, reflecting the customer's exact specifications as to style, color, size, configuration and fabric, is then registered and scheduled at Krause's manufacturing facility and the manufacturing or outside purchasing process begins.

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

         Upholstery is performed using an assembly line technique. Several individuals work on each frame, each specializing in an area of responsibility
- springs, outside body, seat, arm, inside body and so on. As the frame is being upholstered, seat cushions are filled with a Foreverflex(TM) insert
(Krause's proprietary seating material).   The Foreverflex(R) cushion insert is
a high-density foam cushion which is injection molded with springs suspended within the foam. The Foreverflex(TM) cushion insert is manufactured by an outside supplier to strict specifications set by Krause's and carries a lifetime guarantee.

         Placement of the upholstered cushions on the furniture completes the manufacturing process. Every piece of finished upholstered furniture undergoes a quality control inspection during production and again prior to shipment from the factory to the local distribution center or retail showroom.

         Krause's builds approximately 500 pieces of upholstered furniture per day in a single shift. This represents approximately 75% of single shift manufacturing capacity. The level of production is primarily determined by customer orders, since Krause's builds only minor amounts of units for inventory. Krause's turns its manufacturing backlog approximately every 23 to 28 days. Backlog as of February 2, 1997 was approximately $5.7 million compared to $7.3 million at the end of January 1996.

         Many suppliers currently provide Krause's with the materials used in the manufacture of its upholstered furniture products. Krause's ten largest suppliers provided it with 70% of its purchased raw materials during the year ended February 2, 1997, including one such supplier that provided approximately 18% and another that provides 9% of such raw materials. Krause's is dependent on the continued supply of components and raw materials, including fabrics, leather, foam and sofabed and motion mechanisms. Management constantly seeks new suppliers and better prices through competitive bidding and the qualification of alternative sources of supply. Inability to develop alternative sources of supply if and as required or to obtain sufficient single source products, components and raw materials would adversely affect the Company's sales and operating results.

         TRADEMARKS AND PATENTS. The Company holds trademarks and patents registered in the United States for various products and processes. Krause's has a registered trademark in the United States for the Krause's Sofa Factory(R) and Castro Convertibles(R) names and logos. These trademarks, which the Company considers important to its business, have expiration dates ranging from May 13, 2002 to November 30, 2004, but are each renewable in perpetuity. Krause's also has other trademarks, both registered and unregistered, that the Company believes are not material to its business or to any ongoing product lines.

         GOVERNMENT REGULATIONS. The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and from hazardous substances. The Company is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in the production areas of its facilities. Management believes that it is in compliance in all material respects with all applicable environmental and occupational safety regulations.

         EMPLOYEES. The majority of Krause's employees are not unionized and many have been with Krause's for over 10 years.

Approximately 50 retail employees in the greater New York area are covered by a union contract which was negotiated in connection with the acquisition of
Castro Convertibles, and which expires in May 1998.   At February 2, 1997, the
total work force numbers approximately 960 with approximately 355 engaged in manufacturing activities, 535 in its retail/warehousing operations and 70 in administration.

         COMPETITION. The home furnishings industry is highly competitive and fragmented, and includes competition from traditional furniture retailers, department stores and discount and warehouse outlets. Certain companies which compete directly with the Company have greater financial and other resources than the Company. The Company competes on a national level with Ethan Allen Inc., Levitz Furniture, Leather Center, Inc., Expressions and traditional department stores, among others. The Company also competes on a regional basis. In New York, New Jersey and Chicago, the Company's primary competitor is Jennifer Convertibles, Inc., and in the Western United States the Company's primary regional competitors include Homestead House, Inc., The Leather Factory and Norwalk Furniture Corporation (the latter of which also competes in the Midwest market). In Houston, Texas, the Company's primary regional competitor is Star Furniture Company. Expressions, Norwalk Furniture Corporation and Ethan Allen Inc., like the Company, manufacture their own upholstered products and offer "made-to-order" customization similar to that provided by the Company. Levitz Furniture primarily addresses the low to middle end "as shown" market, whereas traditional department stores typically focus on the middle to upper end "as shown" market.

         INSURANCE.   The Company purchases occurrence-based product liability
insurance in the aggregate amount of $17 million. Management believes that based upon its historical liability experience, the amount of insurance it carries is adequate.


ITEM 2.     PROPERTIES

         The Company maintains its administrative offices and manufacturing plant in a leased 250,000 sq. ft. facility at 200 North Berry Street, Brea, California. The lease has a remaining term of 12 years with four five-year options and grants Krause's certain options to purchase the facility. Krause's also leases approximately 275,000 sq. ft. for warehouse and distribution facilities. Retail showrooms are all leased with rents either fixed or with fixed minimums coupled with contingent rents based on the Consumer Price Index or a percentage of sales. Krause's 82 company-operated showrooms occupy approximately one million sq. ft. of space.


ITEM 3.     LEGAL PROCEEDINGS

         On May 27, 1994, the Company was served with a complaint in the case captioned Miriam Brown v. Mr. Coffee, inc. et al. (Civil Action No. 13531), in the Delaware Court of Chancery, New Castle County. The complaint names the Company, Mr. Coffee and certain individuals including Jean R. Perrette and Kenneth W. Keegan, both former directors and officers of the Company, as defendants in a purported class action lawsuit. The complaint alleges that the individuals named as co-defendants breached their fiduciary duties as directors of Mr. Coffee by, among other things, their alleged efforts to entrench themselves in office and prevent Mr. Coffee's public shareholders from maximizing the value of their holdings, engaging in plans and schemes unlawfully to thwart offers and proposals from third parties, and approving or causing the Company and others to agree to vote in favor of a merger with Health o meter Products, Inc. The Company is alleged to have participated in and advanced the alleged breaches. The plaintiff originally sought to enjoin the merger; however, plaintiff withdrew such action and the merger was completed in August 1994. The Company and the Mr. Coffee directors filed motions to dismiss the complaint on August 11, 1994. On October 9, 1996, the plaintiff filed a second amended complaint. All defendants subsequently joined in filing a motion to dismiss the complaint. The plaintiff seeks compensatory damages and costs and disbursements in connection with the action, including attorneys' and experts' fees, and such other further relief as the court deems just and proper.

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


                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         The Company's common stock trades on the Nasdaq Small-Cap Market under the ticker symbol SOFA. The following table sets forth the high (ask) and low
(bid) per share prices for the Company's common stock for each quarter during the 1996 (53 weeks ended February 2, 1997) and 1995 (52 weeks ended January 28,
1996) fiscal years.    Quotations are as reported by NASDAQ, adjusted for
periods prior to August 1, 1995 to reflect a one for three reverse stock split, effective on that date.

                                                      1996                     1995
                                                  -------------             ------------
                     Quarter                      High      Low             High     Low
                     -------                      ----      ---             ----     ---
                     First   . . . . . . . . .    $2.56    $ .88           $6.75   $4.87
                     Second  . . . . . . . . .     1.63      .69            6.37    3.00
                     Third   . . . . . . . . .     2.19      .50            4.37    2.00
                     Fourth  . . . . . . . . .     2.13     1.00            3.00    1.63

         As of February 2, 1997, there were approximately 400 holders of record of the Company's common stock. The Company has paid no dividends to date and does not expect to do so in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

         The following data for each of the five years in the period ending February 2, 1997 and for the month ended January 29, 1995, has been derived from consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors. The information set forth below for the month ended January 30, 1994 is unaudited. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                       Fiscal Year Ended                                   Month Ended
                                ------------------------------------------------------------------  -------------------------
                                February 2,  January 28,  December 31,  December 31,  December 31,  January 29,   January 30,
                                 1997 (4)     1996 (4)        1994          1993         1992           1995        1994 (5)
                                -----------  -----------  ------------  ------------  ------------  -----------   -----------
                                                                        (in thousands except per share data)
RESULTS OF OPERATIONS:
Net sales                        $112,737     $122,319      $116,471      $ 96,894      $ 87,045      $  7,179      $  7,326
Gross profit                       56,247       62,467        62,949        50,792        45,688         3,532         3,807
Loss from operations              (12,447)      (9,388)       (2,398)       (7,852)       (5,982)       (3,231)       (2,041)
Gain from sale of Mr. Coffee
    stock (2)                           -            -        12,115             -             -             -             -
Income (loss) before
    extraordinary items           (13,389)      (8,715)        5,831        (9,751)       (3,641)       (3,221)       (2,185)
Extraordinary items (3)                 -            -          (436)         (221)        3,330             -             -
Net income (loss)                 (13,389)      (8,715)        5,395        (9,972)         (311)       (3,221)       (2,185)
Income (loss) per share (1):
    Income (loss) before
        extraordinary items         (1.28)       (2.21)         1.08         (3.88)        (1.84)         (.87)         (.63)
    Extraordinary items                 -            -         (0.08)        (0.09)         1.68             -             -
Numbert of shares used in        $  (1.28)    $  (2.21)     $   1.00      $  (3.97)     $  (0.16)     $  (0.87)     $   (.63)
    computing income (loss)
    per share (1)                  10,445        3,950         5,394         2,510         1,982         3,685         3,490

                                 February 2,   January 28,   January 29,  December 31,  December 31,
                                    1997          1996          1995          1993         1992
                                 -----------   -----------   -----------  ------------  ------------
                                                            (in thousands)
BALANCE SHEET DATA:
Total assets                       $43,087      $46,866       $53,750       $64,749       $47,730
Inventories                         14,013       14,627        18,016        14,690        11,468
Working capital deficiency          (2,182)      (6,878)       (3,751)       (1,404)       (3,603)
Intangible assets                   16,890       18,236        19,910        22,826        16,425
Short-term debt (2)                     41           19            17         1,147           458
Long-term debt (2)                   6,306        5,584         2,181        17,700        15,500
Stockholders' equity                15,543       13,985        22,700        20,626        11,170

-----------------------
1. Previously reported share and per share amounts have been restated to reflect a one-for three reverse stock split effected August 1, 1995.
2. In August 1994 the Company sold its ownership of 1,500,548 shares of Mr. Coffee common stock for cash of $23.3 million. Proceeds from this sale were used to retire debt of $18.3 million and pay income taxes of $2.1 million with the remainder used for working capital.
3.  Represents gain or loss from early debt retirement.
4. In April 1995 the Company changed from a calendar year-end to a fiscal year ending on the last Sunday in January as determined by the 52/53 week retail fiscal year. In connection with the change in fiscal periods, the Company reported a net loss of $3,221,000 for the month ended January 29, 1995. The fiscal year ended February 2, 1997 is a 53-week period and the fiscal year ended January 28, 1996 is a 52-week period.
5. Average weekly sales (shipments) in January are lower than other months due to seasonally low order rates in the last three weeks of December. Therefore, the operating loss reported in January is higher than other months in the fiscal years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

         The Company has reported losses from operations in each of the past five years due to inefficiencies within its operations and due to an industry-wide softness in retail sales. As a result of such losses, the Company had an accumulated deficit of $34,350,000 and a working capital deficiency of $2,182,000 at February 2, 1997. The Company expects operating losses in fiscal year 1997.

         The Company's management, which underwent a substantial restructuring after the 1996 financings, has developed a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, increasing product prices to competitive levels, reducing promotional discounting, reconfiguring selling commissions, remerchandising, refocusing advertising, improving the manufacturing processes and reducing expenses through budgetary controls. Many of these plans were implemented in the latter part of fiscal 1996 and are expected to contribute significantly to reducing losses and ultimately returning the Company to profitability; however, there can be no assurance that the Company will achieve profitability. Management believes that the Company has sufficient sources of financing to continue operations throughout fiscal 1997. However, the Company's long-term success is dependent upon management's ability to successfully execute its strategic plan and, ultimately, to achieve sustained profitable operations


LIQUIDITY AND CAPITAL RESOURCES

         As of February 2, 1997, the Company had cash and cash equivalents of $1,227,000 and borrowing capacity under its revolving credit agreement of $4,057,000. Cash flow activity for the fiscal years ended February 2, 1997, January 28, 1996 and December 31, 1994 and the months ended January 29, 1995 and January 30, 1994, is presented in the Consolidated Statements of Cash Flows.

         1996 Cash Flow. During fiscal 1996 cash and cash equivalents decreased by $109,000. Operating activities used net cash of $14,315,000, principally from a cash loss from operations of $10,210,000 (the cash loss from operations for the first half of fiscal 1996 was $8,638,000 and $1,572,000 for the second half) and decreases in accounts payable and other liabilities of $6,081,000, offset principally by a decrease in inventories of $614,000 and
collections of income tax refund receivables of $1,467,000.   Investing
activities during the year included capital expenditures of $806,000, principally for additions to leasehold improvements at certain retail showrooms. Financing activities during fiscal 1996 were comprised principally of proceeds from issuances of common stock of $10,669,000 less expenses of $448,000, proceeds of $2,950,000 from issuances of convertible and demand notes (subsequently converted into common stock, together with interest of $116,000) and the issuance of a subordinated note of $5,000,000, offset by net payments of $3,516,000 under the Company's revolving credit facility.

         1995 Cash Flow. During fiscal 1995 cash and cash equivalents decreased by $616,000. Operating activities used net cash of $3,177,000, principally from a cash loss from operations of $4,752,000 offset by a net change in operating assets and liabilities of $1,575,000. Inventories and other operating assets were reduced by $3,389.000 and $147,000, respectively, while accounts payable and accrued liabilities were reduced by $1,961,000. Investing activities during the year included capital expenditures of $1,883,000, primarily related to the opening of four new showrooms and remodeling of four showrooms partially offset by $1,039,000 of proceeds from the sale-leaseback of a showroom in Texas. Financing activities in fiscal 1995 of $3,405,000 were principally net borrowings under Krause's revolving credit agreement which was entered into in January 1995.

         1994 Cash Flow. In August 1994 the Company sold its ownership of 1,500,548 shares of Mr. Coffee common stock for cash of $23,258,000. Proceeds from this sale were used to retire debt of $18,317,000 and pay income taxes of $2,100,000, with the remainder used for working capital.

         During 1994 cash and cash equivalents decreased by $4,685,000. Operating activities used net cash of $6,877,000, principally from a cash loss from operations of $2,986,000 and a change in operating assets and liabilities of $3,891,000. Inventories and other operating assets increased by $2,567,000 and $813,000, respectively, while accounts payable and accrued liabilities were reduced by $511,000. Investing activities provided cash of $20,935,000 in 1994 including the Mr. Coffee sale proceeds mentioned above, offset by capital expenditures of $2,323,000, primarily related to Krause's opening of 10 new showrooms and remodeling of three showrooms during the year. Financing activities used net cash of $18,743,000 and were comprised primarily of debt repayments to related parties.

          Other Matters.   In fiscal 1997, management plans to remodel and
upgrade certain of its showrooms at a cost of approximately $1,500,000. Such capital expenditures are expected to be funded by internally generated cash and borrowings under the Company's revolving credit facility. The Company is not committed to any significant capital expenditures.

         The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to February 2, 1997 are approximately as follows:
$41,000 in 1997, $74,000 in 1998, $4,111,000 in 1999, $2,098,000 in 2000, and
$1,286,000 in 2001. Management anticipates such payments will be made out of operating cash flow.


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items from the Company's Consolidated Statement of Operations as a percentage of net sales.

                                                                Fiscal Year Ended                        Month Ended
                                                    ------------------------------------------    -------------------------
                                                    February 2,    January 28,    December 31,    January 29,   January 30,
                                                       1997           1996            1994           1995          1994
                                                    -----------    -----------    ------------    -----------   -----------
Net sales                                              100.0%         100.0%           100.0%        100.0%        100.0%
Cost of sales                                           50.1           48.9             46.0          50.8          48.0
                                                       ------         ------           ------        ------        ------
Gross profit                                            49.9           51.1             54.0          49.2          52.0
Operating expenses:
    Selling                                             51.1           49.3             45.9          75.9          67.4
    General and administrative                           9.0            8.7              9.3          17.1          11.3
    Amortization of goodwill                             0.9            0.8              0.9           1.2           1.2
                                                       ------         ------           ------        ------        ------
                                                        61.0           58.8             56.1          94.2          79.9
                                                       ------         ------           ------        ------        ------
Loss from operations                                   (11.1)          (7.7)            (2.1)        (45.0)        (27.9)
Interest expense                                        (1.1)          (0.6)            (1.8)         (0.2)         (3.5)
Other income                                             0.3            0.1             10.8           0.3           1.6
                                                       ------         ------           ------        ------        ------
Income (loss) before income taxes
    and extraordinary items                            (11.9)          (8.2)             6.9         (44.9)        (29.8)
Provision (benefit) for income taxes                                   (1.1)             1.9             -             -
                                                       ------         ------           ------        ------        ------
Income (loss) before  extraordinary items              (11.9)          (7.1)             5.0         (44.9)        (29.8)
Extraordinary items                                        -              -             (0.4)            -             -
                                                       ------         ------           ------        ------        ------
Net income (loss)                                      (11.9)%         (7.1)%            4.6%        (44.9)%       (29.8)%
                                                       ======         ======           ======        ======        ======




STORE (SHOWROOM) DATA                                           Fiscal Year Ended                        Month Ended
                                                    ------------------------------------------    -------------------------
                                                    February 2,    January 28,    December 31,    January 29,   January 30,
                                                       1997           1996            1994           1995          1994
                                                    -----------    -----------    ------------    -----------   -----------
 Stores open at beginning of period
                                                           83             89               87            89            87
 Stores opened during period
                                                            1              4               10           -             -
 Stores closed during period
                                                       ------         ------           ------        ------        ------
                                                            2             10                8             1           -
 Stores open at end of period
                                                           82             83               89            88            87
 Average sales per showroom(1)                         $1,361         $1,432           $1,373         $  82         $  84

 Comparable store sales increase (decrease)(2)           (6.0%)         (2.9%)           11.7%         (8.6%)        (1.1%)


(1) Based upon the weighted average number of stores open during the period indicated.
(2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.

53 WEEKS ENDED FEBRUARY 2, 1997 (FISCAL 1996) AS COMPARED TO 52 WEEKS ENDED JANUARY 28, 1996 (FISCAL 1995)

         Net Sales. Sales were $112,737,000 in fiscal 1996, a decrease of 7.8% from sales in fiscal 1995; same store sales decreased 6.0% between years. The sales decrease was due to a combination of factors including (1) an industry-wide softness in retail sales, (2) insufficient cash during the first eight months of fiscal 1996 to timely purchase raw materials needed for the manufacture of customer orders, and (3) the Company's decision in the third quarter of fiscal 1996 to raise prices to competitive levels and reduce promotional discounting.

         Gross Profit. Gross profit was 49.9% of net sales in fiscal 1996 as compared to 51.1% in fiscal 1995. Lower gross profit in fiscal 1996 resulted from extensive promotional discounting during the first half of 1996 and changes in the mix of products sold. As noted above, the Company increased product prices and reduced promotional discounting in the second half of fiscal 1996 which contributed to an overall improvement in gross profit from 47.1% for the 26 weeks ended July 28, 1996 to 52.7% for the 27 weeks ended February 2, 1997.

         Operating Expenses. Selling expenses for fiscal 1996 were $57,573,000, representing a decrease of $2,684,000 from fiscal 1995. Selling expenses were 51.1% of net sales in fiscal 1996 as compared to 49.3% in fiscal 1995. Selling expenses increased as a percentage of sales primarily due to fixed showroom expenses applied to lower sales volume. Also, commissions, delivery expenses and advertising expenses were higher as a percentage of sales, offset in part by certain expenses which were lower as a result of having fewer stores operating in fiscal 1996. Showroom preopening expenses are a component of the Company's selling expenses. The Company has historically capitalized these expenses and amortized them over periods ranging from 12-24 months subsequent to the opening of the showroom. In future periods the Company intends to amortize these expenses for new showrooms over a period of not more than 12 months subsequent to opening of the showroom. Management believes that had it reduced the amortization period to a minimum of 12 months in any of the periods presented in the consolidated financial statements, such reduction would not have had a material effect on the Company's consolidated financial position or results of operations.

         General and Administrative Expense. General and administrative expenses increased as a percentage of sales from 8.7% to 9.0% due primarily to a lower sales base in fiscal 1996; however, in total dollars, general and administrative expenses decreased by $477,000 due principally to general cost reductions offset somewhat by higher employee termination expenses and professional fees.

         Interest Expense. Interest expense in fiscal 1996 increased by $509,000, due principally to higher average debt outstanding compared to the prior year.

     Income Taxes. Income tax benefits of $1,327,000 in fiscal 1995 represent refundable income taxes available from carryback of 1995 losses. There were no carryback benefits recorded in fiscal 1996 and none are available in future periods.

       As of February 2, 1997 the Company has federal net operating loss carryforwards of approximately $32 million which begin to expire in 2003, if not utilized. As a result of various equity transactions, one of the Company's subsidiaries has experienced change of ownership as defined in the Internal Revenue Code. As a result of these ownership changes and other provisions of the Internal Revenue Code, utilization of approximately $10 million of these net operating loss carryforwards is limited to the future income of one of the Company's subsidiaries and is further limited to approximately $1 million per year on a cumulative basis. As of February 2, 1997, approximately $3 million of the limited losses were available. In addition, the Company had state net operating loss carryforwards of approximately $14 million which begin to expire in the year 1997, if not utilized.

     The valuation allowance for deferred tax assets totaled $8,310,000 at
January 28, 1996 and $13,643,000 at February 2, 1997.   The valuation allowance
increased since the realization of net deferred tax assets is uncertain.

     Net Loss. Although net loss in fiscal 1996 increased to $13,389,000 from $8,715,000 in fiscal 1995, an increase of 54%, net loss per share decreased to $1.28 in fiscal 1996 as compared to $2.21 in fiscal 1995, a decrease of 42%. The discrepancy is due to the increase in the weighted average number of Company shares outstanding from 3,950,000 in fiscal 1995 to 10,445,000 in fiscal 1996 attributable to the issuance of 14,912,000 shares of the Company's common stock in connection with the August and September 1996 financings discussed above.

52 WEEKS ENDED JANUARY 28, 1996 (FISCAL 1995) AS COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net Sales. Sales were $122,319,000 in fiscal 1995, an increase of 5.0% from sales in 1994. The sales increase was primarily from sales of stores opened in late 1994 and early 1995, which were offset somewhat by a decrease in sales of stores open more than one year. Management believes that the sales increase was not significantly attributable to increases in prices or increases in sales volume for goods sold in existing stores or to the introduction of new products being sold in comparable stores. During fiscal 1995 the Company opened four new stores, relocated four stores and closed ten underperforming stores.
A comparable store sales decline of 2.9% was primarily the result of general economic conditions in fiscal 1995 compared to 1994.

     Cost of Sales and Gross Profits. Cost of sales was higher by approximately 11.8% in fiscal 1995 compared to 1994. Gross profits in fiscal 1995 were 51.1% compared to 54.0% in 1994. Lower gross profits in fiscal 1995 were due to price discounting and clearance merchandise sales necessary to generate sales due to increased competition and generally poor economic conditions in the Company's two major markets, California and New York. In addition, the Company provided approximately $760,000 to reduce certain showroom inventory to its estimated net realizable value in fiscal 1995.
During the fourth quarter of fiscal 1995, the Company experienced a shortage of fabric for expected production. This fabric out-of-stock position caused a disruption in operations, which had the effect of increasing labor costs per unit and thereby reducing profits. Profit erosion also occurred since additional discounts were given to customers due to delivery delays. The out-of- stock position returned to normal levels in fiscal 1996.

     Operating Expenses. Selling expenses were $60,257,000 in fiscal 1995, an increase of approximately 12.7% from 1994. Selling expenses were 49.3% of sales compared to 45.9% in 1994. The increase in total selling expenses was principally attributable to higher sales incentives and operating costs associated with new stores. Variable selling expenses and advertising expenses as a percentage of sales are expected to decline in future periods.

     General and administrative expenses declined by $289,000 and as a percentage of sales declined to 8.7% from 9.3%. Exclusive of employee severance costs in fiscal 1995 of approximately $800,000, general and administrative expenses were 8% of sales. General and administrative expenses, exclusive of employee severance costs, declined by over $1,000,000 principally from reductions in payroll and related expenses.

     Interest Expense. Interest expense decreased by $1,419,000 in fiscal 1995 due to significantly less debt outstanding. In August and September 1994 the Company paid off approximately $18,300,000 million of debt with proceeds from the sale of its investment in Mr. Coffee.

     Investment in Mr. Coffee: The Company's investment in Mr. Coffee was accounted for by the equity method which resulted in equity in earnings of $316,000 in 1994. The Company sold its investment in Mr. Coffee in August 1994.

     Income Taxes. Income tax benefits of $1,327,000 represent refundable income taxes available from the carryback of fiscal 1995 losses.


MONTH ENDED JANUARY 29, 1995 COMPARED TO MONTH ENDED JANUARY 30, 1994

     Results of operations for the month of January are not indicative of results for the full year since January has the lowest average weekly shipments of any month due to seasonally low orders during the last three weeks of December. The late December orders are normally shipped January when the sale is recorded. The low January sales and profits are not sufficient to cover certain fixed selling expenses and general and administrative expenses, which resulted in substantial operating losses during the respective periods.

     Net sales for January 1995 were $7,179,000 which was a decrease of approximately 2.0% from net sales in January 1994. The decrease was primarily attributable to a lower backlog position in the 1995 period.

     Gross profit was 49.2% of net sales in January 1995 compared to 52.0% in January 1994. The lower gross profits resulted from more product discounting and higher freight costs associated with proportionately higher sales in the East and a higher level of customer credits.

     Selling expenses were $5,446,000 in January 1995 and $4,935,000 in January 1994. The increase was principally due to higher advertising expenses in 1995 offset by lower selling expenses attributable to lower sales volume.

     General and administrative expenses increased by $404,000 to $1,317,000 in January 1995 from the prior year period. General administrative expenses were higher in the 1995 period principally because of higher personnel costs and employee termination expenses.

     Interest expense decreased by $246,000 in January 1995 compared to January 1994 due principally to significantly less debt outstanding in 1995.

     The Company's investment in Mr. Coffee was accounted for by the equity method and the Company recorded equity in earnings from Mr. Coffee of $93,000 in January 1994. The Company sold its investment in Mr. Coffee in August 1994.

     As a result of the above factors, the net loss was $3,221,000 in January 1995 compared to a net loss of $2,185,000 in January 1994. Net loss per share in January 1995 was $.87 based on 3,865,000 average shares outstanding. In the comparable 1994 period, the net loss per share was $.63 on 3,490,000 average shares outstanding.

     No tax benefits were available for the January 1995 or 1994 operating losses.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Items 10 through 13 of this Part is incorporated by reference from the Company's Proxy Statement, under the captions "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", "Compensation of Executive Officers" and "Certain Relationships and Related Transactions", which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held on May 29, 1997.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                           Page No.
                                                                                           --------
Report of Ernst & Young LLP, Independent Auditors                                             16

Consolidated Balance Sheet at February 2, 1997 and  January 28, 1996                          17

Consolidated Statement of Operations for the years ended February 2, 1997,
    January 28, 1996 and December 31, 1994                                                    18

Consolidated Statement of Stockholders' Equity for the period from December 31, 1993 to
     February 2, 1997                                                                         19

Consolidated Statement of Cash Flows for the years ended  February 2, 1997,
    January 28, 1996 and December 31, 1994                                                    20

Consolidated Statement of Operations for the months ended January 29, 1995 and
    January 30, 1994                                                                          21

Consolidated Statement of Cash Flows for the months ended  January 29, 1995 and
    January 30, 1994.                                                                         22

Notes to Consolidated Financial Statements                                                    23

Schedule II - Valuation and Qualifying Accounts                                               33

Schedules I, III, IV, and V have been omitted since they are not applicable.

(a) (3) EXHIBITS

    3.1         Certificate of Incorporation. (1)
    3.1(a)      Certificate of Amendment of Certificate of Incorporation dated November 28, 1994. (5)
    3.1(b)      Certificate of Amendment of Certificate of Incorporation dated August 1, 1995.(6)
    3.1(c)      Certificate of Amendment of Certificate of Incorporation dated June 7,1996.(7)
    3.1(d)      Certificate of Amendment of Certificate of Incorporation dated August 1, 1996.(7)
    3.2         By Laws.(1)
    4.1         Loan and Security Agreement dated January  20, 1995 by and between Congress Financial
                Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.
                (3)
    4.1(a)      First Amendment to Loan and Security Agreement dated as of May 10, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro
                Convertible Corporation.(6)
    4.1(b)      Second Amendment to Loan and Security Agreement dated as of August 26, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro
                Convertible Corporation.
    4.1(c)      Third Amendment to Loan and Security Agreement dated as of November 25, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro
                Convertible Corporation.
    4.1(d)      Amended and Restated Subordination Agreement dated as of August 26, 1996 by and between
                Congress Financial Corporation (Western) and Krause's Furniture, Inc..
    4.2         Guarantee dated January 20, 1995 by Krause's Furniture, Inc. to Congress Financial
                Corporation (Western). (3)
    4.5         Certificate of Designations of Preferred Stock. (4)
    10.1        1994 Directors Stock Option Plan. (5)
    10.2        1990 Employees Stock Option Plan. (2)
    10.3        Form of Securities Purchase Agreement between the Company, GECC and certain other stockholders of the Company dated as if August 26, 1996.(8)
    10.4        Form of $5,000,000 10% Subordinated Pay-In-Kind Note due August 31, 2001.(8)
    10.5        Form of Warrant to Purchase 1,400,000 Shares of Common Stock.(8)
    10.6        Form of Securities Purchase Agreement between the Company and Certain Stockholders dated as of August 26, 1996.(8)
    10.7        Form of Stockholders Agreement among the Company, GECC and certain other stockholders of the Company dated as of August 26, 1996.(8)
    10.8        Form of Registration Rights Agreement among the Company and GECC and certain other stockholders of the Company dated as of August 26, 1996.(8)
    10.9        Employment agreement with Philip M. Hawley.(8)
    10.10       1997 Stock Incentive Plan. (9)
    11          Statement regarding computation of per share earnings.
    21          Subsidiaries.
    23.1        Consent of Ernst & Young LLP, Independent Auditors.

(1) Incorporated herein by reference to Exhibits to Registrant's Form S-4 dated June 19, 1992 (File No. 33-48725). (2) Incorporated herein by reference to
    Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-17868).
(3) Incorporated herein by reference to Exhibit to Registrant's Form 8-K dated as of January 20, 1995 (File No. 0-17868).
(4) Incorporated herein by reference to Exhibit 4.3 to Registrant's Form 8-K dated as of October 7, 1993 (File No. 0-17868).
(5) Incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-K dated as of December 31, 1994 (File No. 0-17868).
(6) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated as of January 28, 1996 (File No. 0-17868).
(7) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of July 28, 1996 (File No. 0-17868).
(8) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 26, 1996 (File No. 0-17868).
(9) Incorporated herein by reference to Exhibits to Registrant's Form S-1 dated March 12, 1997 (File No. 333-19485).

(b) REPORTS ON FORM 8-K

      The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KRAUSE'S FURNITURE, INC.



Date: May 2, 1997                       By:   /s/  PHILIP M. HAWLEY
                                            ---------------------------------
                                            Philip M. Hawley
                                            Chairman of the Board and
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 2, 1997                     /s/  PHILIP M. HAWLEY
                                      -------------------------------------------------
                                      Philip M. Hawley
                                      Chairman of the Board and Chief Executive Officer
                                      (Principal Executive Officer)

Date: May 2, 1997                     /s/  THOMAS M. DELITTO
                                      -------------------------------------------------
                                      Thomas M. DeLitto
                                      Director and Vice Chairman of the Board

Date: May 2, 1997                     /s/  ROBERT A. BURTON
                                      -------------------------------------------------
                                      Robert A. Burton
                                      Senior Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Principal Accounting Officer)

Date: May 2, 1997                     /s/  KAMAL G. ABDELNOUR
                                      -------------------------------------------------
                                      Kamal G. Abdelnour
                                      Director

Date: May 2, 1997                     /s/  JEFFREY H. COATS
                                      -------------------------------------------------
                                      Jeffrey H. Coats
                                      Director

Date: May 2, 1997                     /s/  PETER H. DAILEY
                                      -------------------------------------------------
                                      Peter H. Dailey
                                      Director

Date: May 2, 1997                     /s/  JOHN A. GAVIN
                                      -------------------------------------------------
                                      John A. Gavin
                                      Director

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Krause's Furniture, Inc.

     We have audited the accompanying consolidated balance sheets of Krause's Furniture, Inc. as of February 2, 1997 and January 28, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended February 2, 1997, January 28, 1996, and December 31, 1994 and for the month ended January 29, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krause's Furniture, Inc. at February 2, 1997 and January 28, 1996, and the consolidated results of its operations and its cash flows for the fiscal years ended February 2, 1997, January 28, 1996, and December 31, 1994 and the month ended January 29, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP


Orange County, California
March 28, 1997

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   February 2,              January 28,
                                                                                       1997                     1996
                                                                                   -----------              -----------
                                                         ASSETS
Current assets:
    Cash and cash equivalents                                                        $  1,227                $  1,336
    Accounts receivable, net of allowance for doubtful accounts of $327
        ($291 at January 28, 1996)                                                      1,120                     786
    Inventories                                                                        14,013                  14,627
    Prepaid expenses                                                                    1,193                     386
    Income tax refund receivable                                                            -                   1,467
                                                                                     --------                --------
        Total current assets                                                           17,553                  18,602

Property, equipment, and leasehold improvements, net                                    6,389                   6,738
Goodwill, net                                                                          15,386                  16,406
Leasehold interests, net                                                                1,504                   1,830
Other assets                                                                            2,255                   3,290
                                                                                     --------                --------
                                                                                     $ 43,087                $ 46,866
                                                                                     ========                ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                 $  7,506                $ 12,036
    Accrued payroll and related expenses                                                1,468                   1,696
    Other accrued liabilities                                                           5,099                   4,715
    Customer deposits                                                                   5,621                   7,014
    Notes payable                                                                          41                      19
                                                                                     --------                --------
        Total current liabilities                                                      19,735                  25,480

Long-term liabilities:
    Notes payable                                                                       6,306                   5,584
    Other                                                                               1,503                   1,817
                                                                                     --------                --------
        Total long-term liabilities                                                     7,809                   7,401

Commitments and contingencies
Stockholders' equity:
    Convertible preferred stock, $.001 par value; 666,667 shares
        no shares outstanding (117,694 at January 28, 1996) at stated value                 -                   7,523
    Common stock, $.001 par value; 35,000,000 shares authorized,
        19,020,539 shares outstanding (4,120,810 at January 28, 1996)                      19                       4
    Capital in excess of par value                                                     49,874                  27,419
    Accumulated deficit                                                               (34,350)                (20,961)
                                                                                     --------                --------
        Total stockholders' equity                                                     15,543                  13,985
                                                                                     --------                --------
                                                                                     $ 43,087                $ 46,866
                                                                                     ========                ========


                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                              Fiscal Years Ended
                                                                 -----------------------------------------------
                                                                 February 2,      January 28,       December 31,
                                                                    1997              1996              1994
                                                                 -----------      -----------       ------------
Net sales                                                        $ 112,737         $ 122,319          $ 116,471
Cost of sales                                                       56,490            59,852             53,522
                                                                 ---------         ---------          ---------
Gross profit                                                        56,247            62,467             62,949
Operating expenses:
    Selling                                                         57,573            60,257             53,460
    General and administrative                                      10,101            10,578             10,867
    Amortization of goodwill                                         1,020             1,020              1,020
                                                                 ---------         ---------          ---------
                                                                    68,694            71,855             65,347
                                                                 ---------         ---------          ---------
Loss from operations                                               (12,447)           (9,388)            (2,398)
Interest expense                                                    (1,230)             (721)            (2,140)
Other income                                                           288                67                109
Gain from sale of Mr. Coffee stock                                       -                 -             12,115
Equity in earnings of Mr. Coffee                                         -                 -                316
                                                                 ---------         ---------          ---------
Income (loss) before income taxes and extraordinary item           (13,389)          (10,042)             8,002
Provision (benefit) for income taxes                                     -            (1,327)             2,171
                                                                 ---------         ---------          ---------
Income (loss) before extraordinary item                            (13,389)           (8,715)             5,831
Extraordinary loss from debt retirement, net of income
    tax benefit of $291                                                  -                 -               (436)
                                                                 ---------         ---------          ---------
Net income (loss)                                                $ (13,389)        $  (8,715)         $   5,395
                                                                 =========         =========          =========
Income (loss) per share:
    Income (loss) before extraordinary item                      $   (1.28)        $   (2.21)         $    1.08
    Extraordinary loss                                                   -                 -              (0.08)
                                                                 ---------         ---------          ---------
    Net income (loss)                                            $   (1.28)        $   (2.21)         $    1.00
                                                                 =========         =========          =========
Number of shares used in computing income
    (loss) per share                                                10,445             3,950              5,394
                                                                 =========         =========          =========





                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                         Convertible                              Capital in
                                       Preferred Stock         Common Stock        Excess of                       Total
                                    -------------------------------------------      Par        Accumulated    Stockholders'
                                    Shares       Amount      Shares     Amount      Value         Deficit          Equity
                                    ------      --------    --------    -------   ---------      ----------      ---------
Balance at December 31, 1993          547       $ 11,856    $ 10,469    $    10   $  23,180      $  (14,420)     $  20,626
Conversion of Series A preferred
    stock                             (63)        (1,401)        636          1       1,400               -              -

Repurchase of common stock              -              -         (55)         -        (105)              -           (105)
Issuance of common stock related
    to exercise of stock options        -              -           5          -           5               -              5
Net income                              -              -           -          -           -           5,395          5,395
                                     ----       --------    --------    -------   ---------      ----------      ---------
Balance at December 31, 1994          484         10,455      11,055         11      24,480          (9,025)        25,921
Net loss                                -              -           -          -           -          (3,221)        (3,221)
                                     ----       --------    --------    -------   ---------      ----------      ---------
Balance at January 29, 1995           484         10,455      11,055         11      24,480         (12,246)        22,700
Conversion of Series B preferred
    stock                            (119)        (2,674)      1,190          1       2,673               -              -
Reverse stock split                  (235)             -      (8,163)        (8)          8               -              -
Conversion of Series A preferred
    stock                             (12)          (258)         39          -         258               -              -
Net loss                                -              -           -          -              -       (8,715)        (8,715)
                                     ----       --------    --------    -------   ---------      ----------      ---------
Balance at January 28, 1996           118          7,523       4,121          4      27,419         (20,961)        13,985
Conversion of Series A preferred
    stock                            (118)        (7,523)      1,177          1       7,522               -              -
Exchange of notes payable and
Related interest for common stock       -              -       3,066          3       3,063               -          3,066
Issuance of common stock for cash,
    net of expenses of $448             -              -      10,669         11      10,210               -         10,221
Issuance of common stock
    purchase warrant                    -              -           -          -       1,400               -          1,400
Compensation expense on
    stock option grant                  -              -           -          -         293               -            293
Repurchase of common stock              -              -         (12)         -         (33)              -            (33)
Net loss                                -              -           -          -           -         (13,389)       (13,389)
                                     ----       --------    --------    -------   ---------      ----------      ---------
Balance at February 2, 1997             -       $      -    $ 19,021    $    19   $  49,874      $  (34,350)     $  15,543
                                     ====       ========    ========    =======   =========      ==========      =========





                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       Fiscal Years Ended
                                                                        -------------------------------------------------
                                                                        February 2,        January 28,       December 31,
                                                                           1997               1996              1994
                                                                        -----------        -----------       ------------
Cash flows from operating activities:
Net income (loss)                                                       $  (13,389)        $   (8,715)        $    5,395
Adjustments to reconcile net income (loss) to net cash used by operating activities:
   Depreciation and amortization                                             2,561              2,760              3,501
   Deferred income taxes                                                         -                920               (920)
   Gain from sale of Mr. Coffee stock                                            -                  -            (12,115)
   Other non-cash charges                                                      618                283              1,153
Change in assets and liabilities
   Accounts receivable                                                        (334)               404                340
   Inventories                                                                 614              3,389             (2,567)
   Prepaid expenses and other assets                                           229              1,210             (1,153)
   Income tax refund receivable                                              1,467             (1,467)                 -
   Accounts payable and accrued liabilities                                 (4,688)            (2,166)                 6
   Customer deposits                                                         1,393)               205               (517)
                                                                        ----------         ----------         ----------
            Net cash used by operating activities                           14,315)            (3,177)            (6,877)
                                                                        ----------         ----------         ----------
Cash flows from investing activities:
    Capital expenditures                                                      (806)            (1,883)            (2,323)
    Proceeds from sale-leaseback                                                 -              1,039                  -
    Proceeds from sale of Mr. Coffee stock                                       -                  -             23,258
                                                                        ----------         ----------         ----------
            Net cash provided (used) by investing activities                  (806)              (844)            20,935
                                                                        ----------         ----------         ----------
Cash flows from financing activities:
    Net borrowings (payments) on short-term notes                              390                (18)            (1,093)
    Proceeds from long-term borrowings                                     142,612            141,371                100
    Principal payments on long-term debt                                  (138,178)          (137,948)           (17,700)
    Proceeds from issuance of common stock                                  10,221                  -                  -
    Other                                                                      (33)                 -                (50)
                                                                        ----------         ----------         ----------
            Net cash provided (used) by financing activities                15,012              3,405            (18,743)
                                                                        ----------         ----------         ----------
Net decrease in cash                                                          (109)              (616)            (4,685)
Cash and cash equivalents at beginning of year                               1,336              1,952              6,302
                                                                        ----------         ----------         ----------
Cash and cash equivalents at end of year                                $    1,227         $    1,336         $    1,617
                                                                        ==========         ==========          ==========
Supplemental disclosures of cash flow information -
Cash paid during the year for:
    Interest                                                            $      466         $      543         $      915
    Income taxes                                                                 9                  -              2,100
Noncash investing and financing activities:
    Preferred stock converted into common stock                              7,523              2,932              1,401
    Exchange of notes payable and related accrued
        interest for common stock                                            3,066                  -                  -
    Issuance of common stock purchase warrant                                1,400                  -                  -


                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                             Month Ended         Month Ended
                                                                             January 29,         January 30,
                                                                                 1995               1994
                                                                           --------------        -----------
                                                                                                 (unaudited)
Net sales                                                                  $        7,179        $     7,326
Cost of sales                                                                       3,647              3,519
                                                                           --------------        -----------
Gross profit                                                                        3,532              3,807
Operating expenses:
  Selling                                                                           5,446              4,935
  General and administrative                                                        1,317                913
                                                                           --------------        -----------
                                                                                    6,763              5,848
                                                                           --------------        -----------
Loss from operations                                                               (3,231)            (2,041)
Equity in earnings of Mr. Coffee                                                        -                 93
Interest expense                                                                      (12)              (258)
Other income                                                                           22                 21
                                                                           --------------        -----------
Net loss                                                                   $       (3,221)       $    (2,185)
                                                                           ==============        ===========
Net loss per share                                                         $         (.87)       $      (.63)

Number of shares used in computing loss per share                                   3,685              3,490





                            See accompanying notes.

                            KRAUSE'S FURNITURE INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     Month Ended        Month Ended
                                                                                     January 29,        January 30,
                                                                                         1995               1994
                                                                                     -----------        -----------
Cash flows from operating activities:                                                                    (unaudited)
Net loss                                                                              $  (3,221)         $  (2,185)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                       217                321
        Equity in earnings of Mr. Coffee                                                      -                (93)
Change in assets and liabilities:
    Accounts receivable                                                                      81               (160)
        Inventories                                                                        (759)            (1,396)
        Prepaid expenses and other assets                                                  (719)              (196)
        Accounts payable and accrued liabilities                                            343             (1,899)
        Customer deposits                                                                 3,113              2,349
        Income taxes payable                                                                  -                 42
                                                                                      ---------          ---------
            Net cash used by operating activities                                          (945)            (3,217)
                                                                                      ---------          ---------
Cash flows from investing activities:
     Capital expenditures                                                                  (764)               (60)

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                             2,092                  -
     Principal payments on long-term debt                                                   (48)                 -
                                                                                      ---------          ---------
            Net cash provided by financing activities                                     2,044                  -
                                                                                      ---------          ---------
Net increase (decrease) in cash
Cash and cash equivalents at beginning of month                                             335             (3,277)
Cash and cash equivalents at end of month                                                 1,617              6,302
                                                                                      ---------          ---------
                                                                                      $   1,952          $   3,025
                                                                                      =========          =========
Supplemental disclosures of cash flow information -
Cash paid during the period for:
    Interest                                                                          $       -           $    351

Noncash investing and financing activities:
      Note receivable reduction in exchange for common stock and                              -                 50





                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

         The consolidated financial statements include the accounts of Krause's Furniture, Inc., (the "Company") and its wholly owned subsidiaries, including the Company's principal subsidiary, Krauses Sofa Factory ("Krauses"). In April 1995, the Company changed its fiscal year from a calendar year-end to a fiscal year ending on the last Sunday of January as determined by the 52/53 week retail fiscal year. The Company's 1996 fiscal year (53 weeks) ended February 2, 1997. All significant intercompany transactions and balances have been eliminated.

         On August 1, 1995, the Company effected a one-for-three reverse split of its common and preferred stock. Except for share amounts prior to August 1, 1995 appearing in the accompanying consolidated statement of stockholders' equity, all share and per share data presented in this report have been restated to reflect the reverse split.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Certain reclassifications of previously reported financial information were made to conform to the fiscal 1996 presentation.


Business

         Krause's manufactures made-to-order sofas, sofabeds, loveseats and chairs, and sells these products (as well as externally-sourced products)
through its own chain of retail showrooms, and two licensed dealerships.   As
of February 2, 1997 there were 82 company-owned showrooms, all of which are leased, located in 12 states.


Cash and cash equivalents

         Cash and cash equivalents include U.S. Treasury bills, government agency securities and commercial paper with original maturities of less than three months, carried at cost, which approximates fair value.


Fair values of financial instruments

         Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity. The fair values of the secured revolving credit note, the subordinated note, and other notes are based on borrowing rates currently available to the Company for loans with similar terms or maturity and approximate the carrying amounts reflected in the accompanying consolidated financial statements.

Inventories

         Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                                                                          February 2,       January 28,
                                                                                              1997             1996
                                                                                          -----------       -----------
                                                                                                 (in thousands)
                      Finished goods                                                       $  10,693        $  12,345
                      Work in progress                                                           254              297
                      Raw materials                                                            3,066            1,985
                                                                                           ---------        ---------
                                                                                           $  14,013        $  14,627
                                                                                           =========        =========


Showroom pre-opening expenses

         Showroom pre-opening expenses are capitalized and amortized over periods of up to 12 (previously 12-24) months subsequent to opening of the showroom


Closed store expenses

         Future expenses, such as rent and real estate taxes, net of estimated sublease recovery, relating to closed showrooms are charged to operations upon a formal decision to close the showroom.


Property, equipment and leasehold improvements

         Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are amortized on a straight line basis over the shorter of the estimated useful life or the term of the lease. Depreciation and amortization expense was $1,073,000 in fiscal 1996, $1,100,000 in fiscal 1995, and $928,000 in fiscal 1994. Property, equipment and leasehold improvements are summarized as follows:


                                                                                          February 2,       January 28,
                                                                                             1997               1996
                                                                                           --------           --------
                                                                                                 (in thousands)
                Leasehold improvements                                                     $  9,241           $  8,985
                Construction in progress                                                        463                214
                Machinery and equipment                                                       2,962              2,855
                Office and store furniture                                                      872                923
                                                                                           --------           --------
                                                                                             13,538             12,977
                Less accumulated depreciation and amortization                               (7,149)            (6,239)
                                                                                           --------           --------
                                                                                           $  6,389           $  6,738
                                                                                           ========           ========

         During late 1994 and early 1995, the Company constructed a showroom in Dallas, Texas on leased land. The building was sold in May 1995 for $1,039,000 to an unrelated party and leased back for a period of 250 months. The sale resulted in a gain of $364,000, which was deferred and is being amortized over the term of the lease.

Goodwill

         Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over 20 years. Accumulated amortization amounted to $4,940,000 as of February 2, 1997 and $3,920,000 as of January 28, 1996.

         Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon its analysis, management believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill exists at February 2, 1997. The Company's analysis at February 2, 1997 is based on an estimate of future undiscounted cash flows using forecasts contained in the Company's operating plan. Should the results of the operating plan not be achieved, future analyses may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long-lived assets, in which case the carrying value of such assets should be written down to fair value. The Company's historical results of operations and its cash flows in fiscal years 1996, 1995, and 1994 indicate that it is at least reasonably possible that such circumstances could arise in fiscal 1997.


Leasehold interests

         Leasehold interests represent the present value of the excess of fair market value lease rates on certain retail facility leases as compared to the stated lease rates contained in the leases as determined at the date the leases were acquired. Amortization of leasehold interests is on a straight-line basis over the remaining lease terms. Accumulated amortization amounted to $1,819,000 as of February 2, 1997 and $1,493,000 as of January 28, 1996.


Revenue recognition

         Sales are recorded when goods are delivered to the customer. The Company provides for estimated customer returns and allowances by reducing sales or by a charge to operations, as appropriate, in the period of the sale.


Advertising expenses

         Advertising costs, which are principally newspaper ads, mail inserts and radio spots, are charged to expense as incurred. Advertising expenses in the fiscal years ended February 2, 1997, January 28, 1996 and December 31, 1994, were $11,184,000, $11,181,000 and $10,029,000, respectively.


Warranty costs

         Estimated amounts for future warranty obligations for furniture sold are charged to operations in the period the products are sold.


Income taxes

         The Company provides for income taxes under the liability method. Accordingly, deferred income tax assets and liabilities are computed for differences between financial reporting and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income; valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

Income (loss) per share

         Per share amounts for 1994 were computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares arise from dilutive stock options and warrants and convertibility of preferred stock into common stock. Loss per share for 1996 and 1995 were computed based on the weighted average number of common shares outstanding during each period since common stock equivalents were antidilutive. If the conversions of preferred stock during the years ended February 2, 1997 and January 28, 1996, had occurred at the beginning of the years, the net loss per share for the fiscal years 1996 and 1995 would have been $1.20 and $2.11, respectively.


Credit risk

         Finance options are offered to customers through non-affiliated third parties, at no material risk to the Company. Non-financed retail consumer receivables are collected during the normal course of operations. There is no significant concentration of credit risk and credit losses have been minimal.


2.  OPERATIONS

         The Company has reported losses from operations in each of the past five years due to inefficiencies within its operations and due to an industry-wide softness in retail sales. As a result of such losses, the Company had an accumulated deficit of $34,350,000 and a working capital deficiency of $2,182,000 at February 2, 1997. The Company expects to incur operating losses in fiscal year 1997.

         On August 26, 1996 and September 10, 1996, the Company completed transactions with investors in which the Company received cash proceeds of $15,669,000 from financings through issuances of $10,669,000 of common stock, at $1 per share, and a $5,000,000 subordinated note with a warrant to purchase 1,400,000 shares of common stock at $.001 per share. In addition, $950,000 of convertible notes and $2,000,000 of demand notes (issued between May 13, 1996 and July 2, 1996 to related parties) together with accrued interest of $116,251 were exchanged for 3,066,251 shares of common stock and outstanding Series A preferred stock was converted into 1,176,950 shares of common stock. Also the Company's revolving credit agreement was amended to extend the expiration date, reduce the interest rate and provide for an increase in borrowing availability.

         The Company's management, which underwent a substantial restructuring after the financings described above, has developed a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, increasing product prices to competitive levels, reducing promotional discounting, reconfiguring selling commissions, remerchandising, refocusing advertising, improving the manufacturing process and reducing expenses through budgetary controls. Many of these plans were implemented in the latter part of fiscal 1996 and are expected to contribute significantly to reducing losses and, ultimately, returning the Company to profitability; however, there can be no assurance that the Company will achieve profitability. Management believes that the Company has sufficient sources of financing to continue operations throughout fiscal 1997. However, the Company's long-term success is dependent upon management's ability to successfully execute its strategic plan and, ultimately, to achieve sustained profitable operations.


3.  INVESTMENT - MR. COFFEE, INC.

     On August 17, 1994, the Company sold all of its Mr. Coffee common stock (1,500,548 shares) for $15.50 per share for a total cash consideration of $23,258,000. The sale was completed pursuant to a merger of Mr. Coffee with Health o meter Products, Inc. and resulted in a pretax gain to the Company of $12,115,000. Since the Company and Mr. Coffee had certain members of the Board of Directors in common, the investment in Mr. Coffee was accounted for using the equity method. The Company's share of Mr. Coffee's earnings in 1994 up to the time of the merger was $316,000.

4.  NOTES PAYABLE

     Notes payable consist of the following:

                                                                                           February 2,       January 28,
                                                                                               1997             1996
                                                                                           -----------       -----------
                                                                                                   (in thousands)
                      Secured revolving credit notes                                        $    1,999         $   5,515
                      Subordinated note payable to shareholder                                   5,133                 -
                      Unamortized debt discount, net of accumulated
                          amortization of $137,000                                              (1,263)                -
                      Other notes                                                                  478                88
                                                                                            ----------         ---------
                                                                                                 6,347             5,603
                      Less current portion                                                          41                19
                                                                                            ----------         ---------
                                                                                            $    6,306         $   5,584
                                                                                            ==========         =========


         The secured revolving credit notes were issued under a revolving credit agreement between Krause's and a financial institution that expires in January 2000. The credit agreement provides for revolving loans of up to $10 million based on the value of inventories. As of February 2, 1997, borrowing under the revolving credit facility was limited to approximately $6.0 million as defined in the agreement. Substantially all of Krause's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loans as of February 2, 1997 was payable monthly at the rate of 1.0% in excess of the prime rate (8.25% at February 2, 1997).

         The subordinated note payable to shareholder was issued August 26, 1996 and bears interest at 10% per annum, payable in additional subordinated notes for the first two years after which interest is payable quarterly. Interest aggregating approximately $133,000 was added to the principal balance of the subordinated note during fiscal 1996. Semi-annual mandatory redemptions of $1,015,336 are required beginning February 28, 1999 through final maturity on August 31, 2001. The subordinated note was issued with a warrant to purchase 1,400,000 shares of common stock at $.001 per share at any time through August 31, 2006. The fair value of the warrant of $1,400,000 was reflected in the consolidated financial statements as a discount on the subordinated note and an increase in capital in excess of par value. This discount is being amortized to interest expense using the effective interest method over the term of the subordinated note.

         Pursuant to the terms of the Revolving Credit Agreement and the Subordinated Note, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net-worth and working capital. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of February 2, 1997, the Company was in compliance with all the terms and conditions of its Note Payable and Revolving Credit Agreement.

         The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to February 2, 1997 are approximately as follows:
$41,000 in 1997, $74,000 in 1998, $4,111,000 in 1999, $2,098,000 in 2000, and
$1,286,000 in 2001.

5.  INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

                                                                                                   Fiscal Years Ended
                                                                                              January 28,       December 31,
                                                                                                 1996               1994
                                                                                              -----------       ------------
                      Current                                                                        (in thousands)
                              Federal                                                          $ (2,247)        $   2,413
                              State                                                                   -               678
                                                                                               ---------        ---------
                                                                                                 (2,247)            3,091
                      Deferred federal                                                              920              (920)
                                                                                               ---------        ---------
                                                                                               $ (1,327)        $   2,171
                                                                                               =========        =========



       The provision for income taxes differs from the amounts computed by applying the federal statutory rate of 34% to income (loss) before income taxes, as follows:

                                                                                           Fiscal  Years Ended
                                                                             ----------------------------------------------
                                                                             February 2,        January 28,    December 31,
                                                                                1997               1996            1994
                                                                             ----------         -----------    ------------
                                                                                             (in thousands)
                      Tax at federal statutory rate                          $  (4,552)          $  (3,414)     $   2,721
                      Goodwill amortization                                        347                 346            350
                      Adjustment of valuation allowance                          5,333               2,144           (920)
                      Benefit of net operating loss carryforwards                    -                   -           (752)
                      State income tax, net of federal benefit                    (742)               (557)           630
                      Other                                                       (386)                154            142
                                                                             ---------           ---------      ---------
                                                                             $       -           $  (1,327)     $   2,171
                                                                             =========           =========      =========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                               February 2,    January 28,
                                                                                                  1997            1996
                                                                                               -----------      ---------
                                                                                                    (in thousands)
                      Deferred tax liabilities                                                 $        -      $     200
                      Deferred tax assets:
                         Net operating loss carryforwards                                          12,075          7,510
                         Reserves and accruals not currently deductible for tax purposes            1,443            900
                         Other                                                                        125            100
                                                                                               -----------      ---------
                         Total deferred tax assets                                                 13,643          8,510
                         Valuation allowance for deferred tax assets                              (13,643)        (8,310)
                                                                                               -----------      ---------
                         Net deferred tax assets                                                         -           200
                                                                                               -----------      ---------
                      Net deferred taxes                                                       $         -      $      -
                                                                                               ===========      =========

     The change in the valuation allowance was a net increase of $5,333,000 for the fiscal year ended February 2, 1997, and a net increase of $2,144,000 for the fiscal year ended January 28, 1996. The valuation allowance was increased since the realization of net deferred tax assets is uncertain.

       As of February 2, 1997 the Company has federal net operating loss carryforwards of approximately $32 million which begin to expire in 2003, if not utilized. As a result of various equity transactions, one of the Company's subsidiaries has experienced a change of ownership, as defined in the Internal Revenue Code. As a result of these ownership changes and other provisions of the Internal Revenue Code, utilization of approximately $10 million of these net operating loss carryforwards is limited to the future income of one of the Company's subsidiaries and is further limited to approximately $1 million per year on a cumulative basis. As of February 2, 1997, approximately $3 million of the limited loss carryforwards was available. In addition, the Company had state net operating loss carryforwards of approximately $14 million, which begin to expire in the year 1997, if not utilized.


STOCKHOLDERS' EQUITY

       At February 2, 1997, there were outstanding warrants to purchase 1,754,956 shares of the Company's common stock. One million four hundred thousand of such shares are subject to a warrant, issued as part of the 1996 financing (Note 2), at a exercise price of $.001 per share exercisable in whole or in part at any time or from time to time until August 31, 2006. Warrants to purchase an additional 354,956 shares of the Company's common stock at exercise prices ranging from $1.33 to $15.00 per share with expiration dates ranging from May 1998 to June 2005 are also outstanding. The warrants generally provide for certain antidilution adjustments.

       As of February 2, 1997, 4,688,956 shares of the company's common stock are reserved for issuance upon exercise of warrants and stock options (see Note
7).


1.  STOCK OPTION PLANS

       The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock- Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options.

        The 1997 Stock Incentive Plan was approved by the Board of Directors in January 1997 and is scheduled to be presented to stockholders at the next annual meeting of stockholders for their approval. Until stockholder approval is obtained all awards under this plan are specifically conditioned upon obtaining stockholder approval and, if the approval is not obtained, will be canceled. The 1997 plan provides for the issuance of awards covering up to
800,000 shares to employees, officers, directors, and consultants.   Awards
under this plan can consist of options, stock appreciation rights, dividend equivalent rights, restricted stock, performance shares, deferred stock units or other stock based awards.

        Directors who are not employees of the Company, other than one non-employee director who has indicated that he cannot accept an award because of his current employment by a stockholder, receive automatic grants of deferred stock units covering shares having a fair market value of $10,000 for each year of service as a director. These awards provide deferred compensation to directors equivalent to an investment in shares on the date the award is effective. Payout of the award is made in stock following a director's retirement from the Board of Directors or death. Normally the payment is made in five annual installments, but a director may elect to receive a single payment.


        In August 1996, the Company awarded the Chief Executive Officer of the Company an option to purchase 1,234,000 shares of common stock at an exercise price of $1.00 per share with vesting to occur over three years. Compensation expense was recorded in fiscal 1996 in the amount of $293,000 based upon the vesting provisions and the market value of the stock on the date of grant.

        Options to purchase the Company's common stock are outstanding under the Company's 1990 Employees Stock Option Plan, 1994 Directors Stock Option Plan, and various plans established by Krause's prior to the time it was acquired by the Company. All of these plans have been cancelled and no further grants may be made under them.

       Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995; risk-free interest rates of 6.85% and 6.79%, dividend yields of 0% for both periods, volatility factors of the expected market price of the Company's common stock of .68% for both periods; and a weighted-average life of the options of 6.5 and 6.0 years. respectively.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                   1996             1995
                                                   ----             ----
       Pro forma net loss                        $13,188          $8,715
       Pro forma net loss per share              $  1.26          $ 2.21

        As of February 2, 1997, under all option plans, a total of 2,934,000 shares of common stock are reserved for future issuance, options to purchase 1,722,457 shares of common stock were outstanding, options to purchase 409,222 were exercisable, at a weighted average exercise price of $1.25, and options for 1,211,543 shares were available for future grants.

        The following table reflects option activity and related exercise prices, actual and weighted average, under all stock option plans from December 31, 1993 to February 2, 1997.

                                                                                      Weighted
                                                  Number of          Actual            Average
                                                   Options       Exercise Price     Exercise Price
                                                 ----------      --------------     --------------
Outstanding December 31, 1993                       329,020       $3.09 - $8.34            -
Granted                                              35,501       $6.00 - $7.13            -
Exercised                                            (4,678)      $3.09                    -
                                                  ---------
Outstanding December 31, 1994                       359,843       $3.09 - $8.34            -
Granted                                             140,828       $2.16 - $6.48          $2.73
Forfeited                                          (140,298)      $3.09 - $6.38          $5.02
                                                  ---------
Outstanding January 28, 1996                        360,373       $2.16 - $8.34          $4.48
Granted                                           1,617,000       $ .78 - $1.62          $1.12
Forfeited                                          (254,916)      $ .78 - $8.34          $4.32
                                                  ---------
Outstanding February 2, 1997                      1,722,457       $ .78 - $7.13          $1.35
                                                  =========

       The weighted-average grant-date fair value of options granted during 1996 and 1995, for options where the exercise price on the date of grant was equal to the stock price on that date, was $2.14 and $1.09, respectively. The weighted average grant date fair value of options granted during 1996 for options where the exercise price on the date of grant was less than the stock price on that date was $1.29.

       The following table reflects the weighted average exercise price of options outstanding, weighted average remaining contractual life of options outstanding, number of shares exercisable and the weighted average exercise price of exercisable options as of February 2, 1997.

                                                                                         Weighted
                                                           Weighted                  Average Exercise
           Number of        Actual        Weighted         Average       Number of       Price of
             Options       Exercise        Average        Remaining       Options      Exercisable
           Outstanding    Price Range   Exercise Price Contractual Life Exercisable      Options
           ------------------------------------------------------------------------------------------
            1,592,000    $ .78 - $1.95          $1.13         9.7 years    310,167              $1.00
               69,832    $1.96 - $4.00          $2.52          .9 years     48,503              $2.55
               60,625    $4.01 - $7.13          $5.71         2.1 years     50,552              $5.66
            ---------                                                      -------
            1,722,457    $ .78 - $7.13          $1.35         9.0 years    409,222              $1.25
            =========                                                      ========

8.    RETIREMENT PLAN

        The Company has a 401(k) retirement plan (effective January 1, 1994) to which eligible employees may contribute up to 18% of their annual earnings. At its discretion the Company matches employees' contributions. The Company's contributions were immaterial in fiscal 1996, 1995 and 1994.


9.   COMMITMENTS AND CONTINGENCIES

        The Company and its subsidiaries lease production, office and retail facilities and equipment under operating leases. Lease terms range from three to 25 years and most leases contain renewal options and certain leases contain purchase options. The Company's administrative offices and manufacturing facilities lease has a remaining term of 12 years with four five-year renewal options. Retail showrooms are all leased with rents either fixed or with fixed minimums coupled with contingent rents based on the Consumer Price Index or a percentage of sales.


        Commitments as of February 2, 1997 under operating leases require approximate future minimum annual rental payments as follows:

                                                      Total
                                                      -----
        Fiscal Year                               (in thousands)
       1997                                          $14,777
       1998                                           13,811
       1999                                           12,061
       2000                                           10,283
       2001                                            7,729
       Thereafter                                     23,739
                                                     -------
                                                     $82,400
                                                     =======

         Total rent expense under all operating leases was approximately $15,389,000, $15,631,000, and

$14,965,000 for the fiscal years ended February 2, 1997, January 28, 1996 and December 31, 1994, respectively.

       The Company and its subsidiaries are also parties to various legal actions and proceedings incident to normal business activity. Management believes that any liability in the event of final adverse determination of any of these matters would not be material to the Company's consolidated financial position, liquidity or results of operations.


10.    RELATED PARTY TRANSACTIONS

       In fiscal 1996, 1995, and 1994, Permal Capital Management, Inc. (PCMI) provided various management services for the Company and its subsidiaries, for which PCMI received $58,333, $100,000, and $200,000, respectively. PCMI's services for the Company included assistance with regard to executive management, financial consulting and strategic planning. Thomas M. DeLitto, President of PCMI, served as President and Chief Executive Officer of the Company from January to December 1994, served as Chief Executive Officer from April 1995 to August 1996 and is currently Vice Chairman of the Company's Board of Directors.

                            KRAUSE'S FURNITURE, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
     FISCAL YEARS ENDED FEBRUARY 2, 1997 AND JANUARY 28, 1996, MONTH ENDED
               JANUARY 29, 1995 AND YEAR ENDED DECEMBER 31, 1994




                                                        Additions
                                      Balance          Charged to        Charged                           Balance
         Allowance for               Beginning          Cost and         to Other                             End
       Doubtful Accounts             of Period          Expenses         Accounts      Deductions(a)       of Period
----------------------------         ----------        ----------       ---------      -------------       ----------
Fiscal 1996                          $  291,487        $  244,613       $  00,000      $  209,295          $  326,807
Fiscal 1995                             616,148           218,414               -         543,075             291,487
Month ended January 29, 1995            591,744            24,404               -               -             616,148
Fiscal 1994                             395,322           566,000         (320,000) (b)    49,578             591,744

(a)    Represents accounts written off.
(a) Represents allowance for sales returns reclassified to accrued liabilities to conform to the presentation for the fiscal year ended January 28, 1996.