Form 10-Q
period 1997-05-04
KRAUSES FURNITURE INC
filed 1997-06-17
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 1997

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to________________


Commission file number:  0-17868


                            KRAUSE'S FURNITURE, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                       77-0310773
--------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation)

200 North Berry Street, Brea, California                       92821-3903
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

As of June 1, 1997 the Registrant had 19,020,539 shares of common stock outstanding.

                        INDEX

                                                                           Page
                                                                           ----

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            - Consolidated balance sheets                                     3

            - Consolidated statement of operations (unaudited)                4

            - Consolidated statement of cash flows (unaudited)                5

            - Notes to consolidated financial statements (unaudited)        6-8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  9-12


PART II     OTHER INFORMATION

Items 1,2,3
  and 5     Not Applicable

Item 4.     Submission of Matters to a Vote of Security
            Holders                                                         13

Item 6.     Exhibits and Reports on Form 8-K                                13


            SIGNATURES                                                      14


 .
                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                             May 4,
                                                              1997          February 2,
                                                           (unaudited)         1997
                                                           ----------        ---------
                                       ASSETS
Current assets:
    Cash and cash equivalents
                                                           $     480         $  1,227
    Accounts receivable, net of allowance of $15 for
       doubtful accounts ($327 at February 2, 1997)              856            1,120
    Inventories                                               15,782           14,013
    Prepaid expenses                                             766            1,193
                                                           ---------         --------
        Total current assets                                  17,884           17,553

Property, equipment, and leasehold improvements, net           6,323            6,389
Goodwill, net                                                 15,131           15,386
Leasehold interests, net                                       1,425            1,504
Other assets                                                   2,180            2,255
                                                           ---------         --------
                                                           $  42,943         $ 43,087
                                                           =========         ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                        $  8,891         $  7,506
    Accrued payroll and related expenses                       1,320            1,468
    Other accrued liabilities                                  3,918            5,099
    Customer deposits                                          5,216            5,621
    Notes payable                                                 41               41
                                                           ---------         --------
        Total current liabilities                             19,386           19,735

Long-term liabilities:
    Notes payable                                              8,031            6,306
    Other                                                      1,499            1,503
                                                           ---------         --------
        Total long-term liabilities                            9,530            7,809

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value;
      667,667 authorized,
      no shares outstanding                                        -                -
    Common stock, $.001 par value; 35,000,000 shares
      authorized, 19,020,539 shares outstanding                   19               19
    Capital in excess of par value                            49,925           49,874
    Accumulated deficit                                      (35,917)         (34,350)
                                                           ---------         --------
        Total stockholders' equity                            14,027           15,543
                                                           ---------         --------
                                                           $  42,943         $ 43,087
                                                           =========         ========

                               See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)




                                             Thirteen Weeks Ended
                                           ------------------------
                                             May 4,       April 28,
                                              1997          1996
                                           -----------  -----------
Net sales                                   $ 27,642      $ 29,637
Cost of sales                                 13,275        15,723
                                            --------      --------
Gross profit                                  14,367        13,914

Operating expenses:
    Selling                                   13,028        14,469
    General and administrative                 2,296         2,696
    Amortization of goodwill                     255           255
                                            --------      --------
                                              15,579        17,420
                                            --------      --------

Loss from operations                          (1,212)       (3,506)

Interest expense                                (340)         (182)
Other income (expense)                           (15)           51
                                            --------      --------

Net loss
                                            $ (1,567)     $ (3,637)
                                            ========      ========
Net loss per share
                                            $   (.08)     $  (0.88)
                                            ========      ========


Number of shares used in computing loss       19,021         4,121
per share                                   ========      ========


                              See accompanying notes.

                             KRAUSE'S FURNITURE, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                               Thirteen Weeks Ended
                                                             ------------------------
                                                               May 4,     April 28,
                                                                1997         1996
                                                             -----------  -----------
Cash flows from operating activities:
Net loss                                                        $(1,567)     $(3,637)
    Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                   596          742
    Other non-cash charges                                          262            -
   Change in assets and liabilities
    Accounts receivable                                             264           69
    Inventories                                                  (1,769)         164
    Prepaid expenses and other assets                               503           20
    Income tax refund receivable                                      -        1,467
    Accounts payable and other liabilities                           52        2,909
    Customer deposits                                              (405)        (607)
                                                             -----------  -----------
      Net cash provided (used) by operating activities           (2,064)       1,127
                                                             -----------  -----------

Cash flows from investing activities:
    Capital expenditures                                           (197)        (219)
                                                             -----------  -----------
      Net cash used by investing activities                        (197)        (219)
                                                             -----------  -----------
Cash flows from financing activities:
    Proceeds from long-term borrowings                           33,862       33,124
    Principal payments on long-term borrowings                  (32,348)     (33,112)
                                                             -----------  -----------
      Net cash provided by financing activities                   1,514           12
                                                             -----------  -----------

Net increase (decrease) in cash                                    (747)          920
Cash and cash equivalents at beginning of period                  1,227         1,336
                                                             -----------  -----------
Cash and cash equivalents at end of period                        $ 480       $ 2,256
                                                             ===========  ===========

Supplemental disclosures of cash flow information-
    Cash paid during the period for interest
                                                                  $ 114         $ 163


                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC

         --------------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The accompanying consolidated financial statements of Krause's Furniture, Inc. (the "Company") and its wholly owned subsidiaries, including the Company's principal subsidiary, Krause's Sofa Factory ("Krause's"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation for the periods reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations, although management believes that the disclosures made are adequate to make the information presented not misleading.

      These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 1997. The results of operations for the thirteen weeks ended May 4, 1997 are not necessarily indicative of results to be expected in future periods.

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


2. The Company has reported losses from operations in each of the past five years and for the first quarter of fiscal 1997 due to inefficiencies within its operations and due to an industry-wide softness in retail sales. As a result of such losses, the Company had an accumulated deficit of $35,917,000 and a working capital deficiency of $1,502,000 at May 4,, 1997. The Company expects to incur operating losses in fiscal year 1997.

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


3. Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:


                                                   May 4,        February 2,
                                                    1997            1997
                                                 ------------    ------------
                                                       (in thousands)
         Finished goods                            $  10,706       $  10,693
         Work in progress                                278             254
         Raw materials                                 4,798           3,066
                                                 -----------     -----------
                                                   $  15,782       $  14,013
                                                 ===========     ===========


4.    Notes payable consists of the following:

                                                   May 4,        February 2,
                                                    1997             1997
                                                 ------------    ------------
                                                       (in thousands)
         Secured revolving credit notes             $  3,533        $  1,999
         Subordinated note payable to
         shareholder                                   5,259           5,133
         Unamortized debt discount, net of
           accumulated amortization of
           $222 ($137 at February 2, 1997)            (1,178)         (1,263)
         Other notes                                     458             478
                                                 -----------     -----------
                                                       8,072           6,347
         Less current portion                             41              41
                                                 -----------     -----------
                                                    $  8,031        $  6,306
                                                 ===========     ===========


       The secured revolving credit notes were issued under a revolving credit agreement between Krause's and a financial institution that expires in January 2000. The credit agreement provides for revolving loans of up to $10 million based on the value of inventories. As of May 4, 1997, borrowing under the revolving credit facility was limited to approximately $6.2 million, as defined in the agreement. Substantially all of Krause's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loans as of May 4, 1997 was payable monthly at the rate of 1.0% in excess of the prime rate (8.50% at May 4, 1997).

      The subordinated note payable to shareholder was issued August 26, 1996 and bears interest at 10% per annum, payable in additional subordinated notes for the first two years after which interest is payable quarterly. Interest aggregating approximately $126,000 was added to the principal balance of the subordinated note during the first quarter of fiscal 1997. Semi-annual mandatory redemptions of $1,015,336 are required beginning February 28, 1999 through final maturity on August 31, 2001. The subordinated note was issued with a warrant to purchase 1,400,000 shares of common stock at $.001 per share at any time through August 31, 2006. The fair value of the warrant of $1,400,000 was reflected in the consolidated financial statements as a discount on the subordinated note and an increase in capital in excess of par value. This discount is being amortized to interest expense using the effective interest method over the term of the subordinated note.

       Pursuant to the terms of the revolving credit agreement and the subordinated note, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net-worth and working capital. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of May 4, 1997, the Company was in compliance with all the terms and conditions of its subordinated note payable and revolving credit agreement.


5. Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive.

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Since the effect of stock options is already excluded in the computation of net loss per share, the adoption of Statement 128 will not result in any change in the loss per share amounts reported for the quarters ended May 4, 1997 or April 28, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Form 10-Q and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report contain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "continue", "estimate", or the negative of these terms or other comparable terminology. Various factors noted in this Form 10-Q and in filings recently made by the Company with the Securities and Exchange Commission, including the Company's Form 10-K and a Registration Statement on Form S-1, constitute cautionary statements that identify risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

      The Company has reported losses from operations in each of the past five years due to inefficiencies within its operations and due to an industry-wide softness in retail sales. As a result of such losses, the Company had an accumulated deficit of $35,917,000 and a working capital deficiency of $1,502,000 at May 4, 1997. The Company expects operating losses in fiscal year 1997.

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

      As of May 4, 1997, the Company had $480,000 in cash and cash equivalents and borrowing capacity under its revolving credit agreement of $2,700,000. Cash flow activity for the quarters ended May 4, 1997 and April 28, 1996 is presented in the Consolidated Statement of Cash Flows.


Cash Flow - Thirteen Weeks Ended May 4, 1997

      During the quarter ended May 4, 1997, cash and cash equivalents decreased by $747,000. Operating activities used net cash of $2,064,000, principally from a cash loss from operations of $709,000, a decrease in customer deposits of $405,000, and an increase in inventories of $1,769,000, all of which were partially offset by decreases in prepaid expenses of $503,000 and accounts receivable of $264,000. Investing activities during the period included capital expenditures of $197,000, principally for additions to leasehold improvements at certain retail showrooms. Financing activities during the period consisted principally of net borrowings of $1,534,000 under the Company's revolving credit facility.

      During the first quarter of fiscal 1997, capital spending totaled $197,000, compared to $219,000 during the same period of fiscal 1996. In fiscal 1997, management plans to remodel and upgrade certain of its showrooms at a cost of approximately $1,500,000. Such capital expenditures are expected to be funded by internally generated cash and borrowings under the Company's revolving credit facility. The Company is not committed to any significant capital expenditures.


Cash Flow - Thirteen Weeks Ended April 28, 1996

      Cash and cash equivalents increased by $920,000 during the period. Operating activities provided net cash of $1,127,000, principally from an increase in accounts payable and other liabilities of $2,909,000 and collections of income tax refund receivables of $1,467,000, offset by a cash loss from operations of $2,895,000 and a decrease in customer deposits of $607,000. Investing activities during the period were capital expenditures of $219,000, principally for additions to leasehold improvements at certain retail showrooms. Financing activities during the period were net borrowings of $17,000 under the Company's revolving credit facility.

RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statement of Operations:


                                                 13 Weeks Ended
                                           ---------------------------
                                              May 4,        April 28,
                                              1997            1996
                                           -----------     -----------
Net sales                                       100.0%          100.0%
Cost of sales                                    48.0            53.1
                                           ----------      ----------
Gross profit                                     52.0            46.9

Operating expenses:
    Selling                                      47.2            48.8
    General and administrative                    8.3             9.1
    Amortization of goodwill                      0.9             0.9
                                           ----------      ----------
      Total operating expenses                   56.4            58.8
                                           ----------      ----------

Loss from operations                             (4.4)          (11.9)

Interest expense                                 (1.2)           (0.6)
Other income (expense)                           ( .1)            0.2
                                           ----------      ----------

Net loss                                         (5.7%)         (12.3%)
                                           ==========      ==========



Store (Showroom) Data                            13 Weeks Ended
                                           ---------------------------
                                             May 4,        April 28,
                                              1997            1996
                                           -----------     -----------
Stores open at beginning of period                 82              83
Stores opened during period                         -               -
Stores closed during period                         2               -
                                           ----------      ----------
Stores open at end of period                       80              83
Average sales per showroom (1)                   $337            $357
Comparable store sales increase                  (6.5%)         (10.2%)
(decrease) (2)


(1) Based upon the weighted average number of stores open during the period indicated.

(2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.

Thirteen Weeks Ended May 4, 1997  Compared to Thirteen Weeks Ended
April 28, 1996

      Net Sales. Net sales for the first quarter of fiscal 1997 were $27,642,000 which was a decrease of 6.7% from the comparable quarter of fiscal 1996. The sales decrease was primarily attributable to a 6.5% decrease in same-store sales. Such decrease was primarily the result of the Company's strategy to optimize the mix of its business and improve gross profit.

      Gross Profit. Gross profit was 52.0% of net sales in the first quarter of fiscal 1997 as compared to 46.9% of sales in the first quarter of fiscal 1996. The improvement in gross profit resulted primarily from increased product prices, reduced promotional discounting, and lower sales of clearance merchandise.

      Selling Expenses. Selling expenses were $13,028,000 or 47.2% of sales in the first quarter of fiscal 1997 as compared to $14,469,000 or 48.8% of sales in the same period last year. The decrease of $1,441,000 in selling expenses was primarily due to a decrease of $696,000 in variable selling payroll resulting from a new commission structure, a decrease of $421,000 in store non-payroll expenses resulting from tighter cost controls and a decrease of $324,000 in delivery expenses resulting from lower volume and tighter cost controls.

      General and Administrative Expenses. General and administrative expenses for the quarter ended May 4, 1997 decreased by $400,000 compared with the same period in the prior fiscal year primarily as a result of lower computer rental and maintenance costs, lower professional fees and tighter cost controls.

      Interest Expense. Interest expense in the first quarter of fiscal 1997 increased by $158,000 over the same quarter in the prior fiscal year due primarily to higher average debt outstanding.

      Income Taxes. No tax benefits were available for first quarter of fiscal 1997 or fiscal 1996.

      Net Loss. As a result of the above factors, the net loss was $1,567,000 for the quarter ended May 4, 1997 as compared to a loss of $3,637,000 in the same period of the prior fiscal year. Net loss per share in the 1997 quarter was $.08 based on 19,021,000 shares outstanding. In the comparable 1996 quarter the net loss per share was $.88 based on 4,121,000 average shares outstanding. The per share loss for the first quarter of fiscal 1997, as compared to fiscal 1996, decreased 91%, although the net loss decreased only 57%. This anomaly is due to the increase in weighted average number of Company shares outstanding from 4,121,000 in the first quarter of fiscal 1996 to 19,020,539 in the first quarter of fiscal 1997, attributable to the issuance of 14,912,000 shares of the Company's common stock in connection with the refinancing that took place in August and September of fiscal 1996.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Company held its Annual Meeting of Stockholders on May 29, 1997. At the meeting the stockholders;

       (i)   elected a Board of Directors to serve for the ensuing year.
       (ii) approved the Company's 1997 Stock Incentive Plan. There were 13,960,439 affirmative votes, 64,157 negative votes and 1,615,331 abstaining or non-votes with respect to this matter.
       (iii) approved a stock option granted to the Chairman of the Board and Chief Executive Officer of the Company, Mr. Philip M. Hawley, as part of his agreement to join the Company. There were 14,006,341 affirmative votes, 17,747 negative votes and 1,615,839 abstaining or non-votes with respect to this matter.
       (iv) approved the selection of Ernst & Young to serve as independent auditors to examine the Company's financial statements for the fiscal year ending February 1, 1998. There were 15,637,235 affirmative votes, 56 negative votes and 2,636 abstaining with respect to this matter


Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended May 4, 1997

      (a)   Exhibits

            Exhibit   10.11 -  Option Agreement between the Company and
            Philip M. Hawley, Chairman of the Board and Chief Executive Officer of the Company.

      (b)   Reports on Form 8-K

            The Registrant did not file any reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KRAUSE'S FURNITURE, INC.
                               (Registrant)


Date:  June 17, 1997            /s/ PHILIP M. HAWLEY
                                    --------------------------------
                                Philip M. Hawley
                                Chairman of the Board and Chief Executive
                                Officer (Principal Executive Officer)



Date:  June 17, 1997            /s/ ROBERT A. BURTON
                                    --------------------------------
                                Robert A. Burton
                                Senior Vice President and Chief Financial
                                Officer (Principal Financial Officer and
                                Principal Accounting Officer)