Form 10-Q
period 1997-08-03
KRAUSES FURNITURE INC
filed 1997-09-12
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 1997

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission file number:  0-17868


                            KRAUSE'S FURNITURE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       77-0310773
--------------------------------------------------------------------------------
  (State or other jurisdiction                         (I.R.S. Employer
    of incorporation)                                    Identification No.)

   200 North Berry Street, Brea,  California               92821-3903
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

As of September 10, 1997 the Registrant had 19,020,539 shares of common stock outstanding.

                                      INDEX

                                                                           Page
                                                                          ------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            - Consolidated balance sheet                                     3

            - Consolidated statement of operations (unaudited)               4

            - Consolidated statement of cash flows (unaudited)               5

            - Notes to consolidated financial statements (unaudited)        6-9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  10-14

PART II  OTHER INFORMATION

Items 1,3,4
    and 5   Not Applicable

Item 2      Changes in Securities                                           15

Item 6.     Exhibits and Reports on Form 8-K                                15


            SIGNATURES                                                      16

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                                 August 3,
                                                                                    1997       February 2,
                                                                                (unaudited)        1997
                                                                                -----------    -----------
                                                           ASSETS
Current assets:
    Cash and cash equivalents                                                      $    281    $  1,227
    Accounts receivable, net of allowance of $216 for doubtful accounts
        ($327 at February 2, 1997)                                                      758       1,120
    Inventories                                                                      15,716      14,013
    Prepaid expenses                                                                    465       1,193
                                                                                   --------    --------
        Total current assets                                                         17,220      17,553

Property, equipment, and leasehold improvements, net                                  6,641       6,389
Goodwill, net                                                                        14,876      15,386
Leasehold interests, net                                                              1,347       1,504
Other assets                                                                          2,065       2,255
                                                                                   --------    --------
                                                                                   $ 42,149    $ 43,087
                                                                                   ========    ========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $  8,190    $  7,506
    Accrued payroll and related expenses                                              1,534       1,468
    Other accrued liabilities                                                         4,362       5,099
    Customer deposits                                                                 6,479       5,621
    Notes payable                                                                        41          41
                                                                                   --------    --------
        Total current liabilities                                                   20,606       19,735

Long-term liabilities:
    Notes payable                                                                     8,965       6,306
    Other                                                                             1,494       1,503
                                                                                   --------    --------
        Total long-term liabilities                                                  10,459       7,809

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value; 666,667 authorized,
        no shares outstanding                                                             -           -
    Common stock, $.001 par value; 35,000,000 shares authorized,
        19,020,539 shares outstanding                                                    19          19
    Capital in excess of par value                                                   49,976      49,874
    Accumulated deficit                                                             (38,911)    (34,350)
                                                                                   --------    --------
        Total stockholders' equity                                                   11,084      15,543
                                                                                   --------    --------
                                                                                   $ 42,149    $ 43,087
                                                                                   ========    ========

                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                       Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                      ----------------------           ----------------------
                                                      August 3,     July 28,           August 3,     July 28,
                                                        1997          1996               1997          1996
                                                      --------      --------           --------      --------
Net sales                                             $ 27,768      $ 26,236           $ 55,410      $ 55,873
Cost of sales                                           14,005        13,860             27,280        29,583
                                                      --------      --------           --------      --------
Gross profit                                            13,763        12,376             28,130        26,290

Operating expenses:
    Selling                                             13,832        15,006             26,859        29,475
    General and administrative                           2,293         3,072              4,590         5,768
    Amortization of goodwill                               255           255                510           510
                                                      --------      --------           --------      --------
                                                        16,380        18,333             31,959        35,753
                                                      --------      --------           --------      --------

Loss from operations                                    (2,617)       (5,957)            (3,829)       (9,463)

Interest expense                                          (370)         (304)              (710)         (486)
Other income (expense)                                      (8)           45                (22)           96
                                                      --------      --------           --------      --------

Net loss                                              $ (2,995)     $ (6,216)          $ (4,561)     $ (9,853)
                                                      ========      ========           ========      ========

Net loss per share                                    $   (.16)     $  (1.51)          $   (.24)     $  (2.39)
                                                      ========      ========           ========      ========


Number of shares used in computing loss per share       19,021         4,121             19,021         4,121
                                                      ========      ========           ========      ========















                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                              Twenty-Six Weeks Ended
                                                             -----------------------
                                                              August 3,     July 28,
                                                                1997          1996
                                                              --------      --------
Cash flows from operating activities:
Net loss                                                      $ (4,561)     $ (9,853)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
          Depreciation and amortization                          1,200         1,215
          Other non-cash charges                                   531             -
   Change in assets and liabilities:
      Accounts receivable                                          362           (36)
      Income tax refund receivable                                   -         1,467
      Inventories                                               (1,703)        2,121
      Prepaid expenses and other assets                            918          (122)
      Accounts payable and other liabilities                         4         3,087
      Customer deposits                                            858            69
                                                              --------      --------
            Net cash used by operating activities               (2,391)       (2,052)
                                                              --------      --------

Cash flows from investing activities:
    Capital expenditures                                          (785)         (275)
                                                              --------      --------
            Net cash used by investing activities                 (785)         (275)
                                                              --------      --------

Cash flows from financing activities:
    Proceeds from long-term borrowings                          66,829        69,180
    Principal payments on long-term borrowings                 (64,599)      (65,816)
                                                              --------      --------
            Net cash provided by financing activities            2,230         3,364
                                                              --------      --------

Net increase (decrease) in cash                                   (946)        1,037
Cash and cash equivalents at beginning of period                 1,227         1,336
                                                              --------      --------

Cash and cash equivalents at end of period                    $    281      $  2,373
                                                              ========      ========

Supplemental disclosures of cash flow information -
    Cash paid during the period for interest                  $    250      $    342







                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

     These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 1997. The results of operations for the thirteen and twenty-six weeks ended August 3, 1997 are not necessarily indicative of results to be expected in future periods.

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

2. The Company has reported losses from operations in each of the past five years and for the six months ended August 3, 1997 due to inefficiencies within its operations and due to an industry-wide softness in retail sales. As a result of such losses, the Company had an accumulated deficit of $38,911,000 and a working capital deficiency of $3,386,000 at August 3, 1997. The Company expects to incur operating losses in fiscal year 1997.

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

     The Company's management, which underwent a substantial restructuring after the 1996 financing described above, has developed a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, increasing product prices to competitive levels, reducing promotional discounting, reconfiguring selling commissions, remerchandising, refocusing advertising, improving the manufacturing process and reducing expenses through budgetary controls. Many of these plans were implemented in the latter part of fiscal 1996 and are expected to contribute significantly to reducing losses and, ultimately, returning the Company to profitability; however, there can be no assurance that the Company will achieve profitability. Management believes that the Company has sufficient sources of financing to continue operations throughout fiscal 1997. However, the Company's long-term success is dependent upon management's ability to successfully execute its strategic plan and, ultimately, to achieve sustained profitable operations (see
Note 6 for discussion of 1997 financing).


3. Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:


                                     August 3,     February 2,
                                       1997           1997
                                     -------        --------
                                        (in thousands)
             Finished goods          $11,931        $10,693
             Work in progress            119            254
             Raw materials             3,666          3,066
                                     -------        -------
                                     $15,716        $14,013
                                     =======        =======

4. Notes payable consists of the following:

                                                               August 3,      February 2,
                                                                 1997            1997
                                                               --------        -------
                                                                    (in thousands)
             Secured revolving credit notes                    $ 4,284         $ 1,999
             Subordinated note payable to shareholder            5,390           5,133
             Unamortized debt discount, net of
                 accumulated amortization of $309 ($137
                 at February 2, 1997)                           (1,091)         (1,263)
             Other notes                                           423             478
                                                               -------         -------
                                                                 9,006           6,347
             Less current portion                                   41              41
                                                               -------         -------
                                                               $ 8,965         $ 6,306
                                                               =======         =======

     The secured revolving credit notes were issued under a revolving credit agreement between Krause's and a financial institution that expires in January 2000. The credit agreement provides for revolving loans of up to $10 million based on the value of inventories. As of August 3, 1997, borrowing under the revolving credit facility was limited to approximately $6.8 million, as defined in the agreement. Substantially all of Krause's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loans is payable monthly at the rate of 1.0% in excess of the prime rate (8.50% at August 3, 1997). On August 14, 1997, Krause's and the financial institution agreed to a change in the advance rate for borrowings under the revolving credit agreement that will provide additional credit availability (see Note 6).

     The subordinated note payable to shareholder was issued August 26, 1996 and bears interest at 10% per annum, payable in additional subordinated notes for the first two years after which interest is payable quarterly. Interest aggregating approximately $257,000 was added to the principal balance of the subordinated note during the first six months of fiscal 1997. Semi-annual mandatory redemptions of $1,015,336 are required beginning February 28, 1999 through final maturity on August 31, 2001. The subordinated note was issued with a warrant to purchase 1,400,000 shares of common stock at $.001 per share at any time through August 31, 2006. The fair value of the warrant of $1,400,000 was reflected in the consolidated financial statements as a discount on the subordinated note and an increase in capital in excess of par value. This discount is being amortized to interest expense using the effective interest method over the term of the subordinated note. The Securities Purchase Agreement pursuant to which the subordinated note was issued was amended on August 14, 1997 (see Note 6).

     Pursuant to the terms of the revolving credit agreement and the subordinated note, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net-worth and working capital. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of August 3, 1997, the Company was in compliance with all the terms and conditions of its subordinated note payable and revolving credit agreement.

5. Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Since the effect of stock options is already excluded in the computation of net loss per share, the adoption of Statement 128 will not result in any change in the loss per share amounts reported for the quarter or twenty-six weeks ended August 3, 1997 or July 28, 1996.

     On August 14, 1997, the Company concluded a Supplemental Securities Purchase Agreement (the "Agreement") among the Company, General Electric Capital Corporation ("GECC") and Japan Omnibus Ltd. ("JOL"), a company formerly known as Edison Investments Inc. Under the Agreement, the Company sold 9.5% subordinated notes in an aggregate principal amount of $3,000,000 to GECC and JOL, which notes are payable semi-annually on a straight-line basis over three years beginning February 2000, and issued to GECC and JOL warrants to purchase an aggregate of 740,000 shares of common stock of the Company at a purchase price of $1.25 per share. The Company also issued to GECC and JOL a warrant to purchase an aggregate amount of up to 1,000,000 shares of the Company's common stock as a price of $0.01 per share which warrant may be completely or partially cancelled depending on the economic performance of the Company in fiscal 1999.

         Also, under the Agreement, the Company, at its option and subject to the attainment of certain financial covenants, may draw on a standby credit facility with GECC and JOL by selling additional 9.5% subordinated notes in an aggregate principal amount of up to $3,500,000; such standby credit facility is available from January 2, 1998 to February 28, 2000. If the Company elects to draw down on the credit available from GECC and JOL by issuing notes, the Agreement provides that the Company shall issue to GECC and JOL warrants to purchase an aggregate of up to 560,000 additional shares of the common stock of the Company.

         In conjunction with the financing described above, the Company issued to GECC a new 9.5% Subordinated Note due August 31, 2002 (the "Replacement Note") in the principal amount of $5,501,091, to replace the Company's 10% Subordinated Pay-In-Kind Note due August 31, 2001, in principal amount of $5,000,000, and certain additional notes in aggregate principal amount of $501,091 reflecting accrued interest. The Replacement Note is payable semiannually, on a straight-line basis over three years beginning February 2000 whereas the Pay-In-Kind Note was payable semiannually, on a straight-line basis over three years beginning February 1999.

         Also, in conjunction with the financing described above, the holder of the Company's secured revolving credit notes agreed to make a change in the advance rate for borrowings under the revolving credit agreement that will provide additional credit availability.

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

         The Company has reported losses from operations in each of the past five years and for the twenty-six weeks ended August 3, 1997 due to inefficiencies within its operations and due to an industry-wide softness in retail sales. As a result of such losses, the Company had an accumulated deficit of $38,911,000 and a working capital deficiency of $3,386,000 at August 3, 1997. The Company expects to incur operating losses in fiscal year 1997.

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

         Management believes that the Company has sufficient sources of financing to continue operations. However, the Company's long-term success is dependent upon management's ability to successfully execute its strategic plan and, ultimately, to achieve sustained profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 3, 1997, the Company had $281,000 in cash and cash equivalents and borrowing capacity under its revolving credit agreement of $2,516,000. Subsequent to August 3, 1997, the Company completed new financing arrangements consisting of $3,000,000 of long-term debt, which was used to pay down existing revolving credit agreement balances; a $3,500,000 standby credit facility; and additional borrowing capacity under the revolving credit agreement.

         Cash flow activity for the twenty-six weeks ended August 3, 1997 and July 28, 1996 is presented in the Consolidated Statement of Cash Flows.

Cash Flow - Twenty-Six Weeks Ended August 3, 1997

         During the twenty-six weeks ended August 3, 1997, cash and cash equivalents decreased by $946,000. Operating activities used net cash of $2,391,000, principally from a cash loss from operations of $2,830,000 and an increase in inventories of $1,703,000, partially offset by a combination of an increase in customer deposits of $858,000 and decreases in prepaid expenses and other assets of $918,000 and accounts receivable of $362,000. Investing activities during the period included capital expenditures of $785,000 for additions to leasehold improvements at certain retail showrooms. Financing activities during the period consisted principally of net borrowings of $2,230,000 under the Company's revolving credit facility.

         During the twenty-six weeks ended August 3, 1997, capital spending totaled $785,000, compared to $275,000 during the same period of fiscal 1996. Management plans to continue its program of remodeling and upgrading showrooms as well as to add new showrooms, and expects to incur costs of approximately $2,500,000 related to this program over the balance of fiscal 1997. Such capital expenditures are expected to be funded by internally generated cash, borrowings under the Company's revolving credit facility and borrowings under a new financing agreement which was completed on August 14, 1997 (see Note 6 of Notes to the Consolidated Financial Statements). The Company is not contractually committed to any significant capital expenditures.

Cash Flow - Twenty-Six Weeks Ended July 28, 1996

         Cash and cash equivalents increased by $1,037,000 during the period. Operating activities used net cash of $2,052,000, principally from a cash loss from operations of $8,638,000 offset by a combination of an increase in accounts payable and other liabilities of $3,087,000; a decrease in inventories of $2,121,000; and collection of an income tax refund receivable of $1,467,000. Investing activities during the period consisted of capital expenditures of $275,000, principally for additions to leasehold improvements at certain retail showrooms. Financing activities during the period were principally net borrowings of $426,000 under the Company's revolving credit facility and proceeds from issuances of $2,950,000 of convertible and demand notes.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statement of Operations:


                                                 Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                                 ---------------------     ----------------------
                                                 August 3,    July 28,     August 3,    July 28,
                                                   1997         1996         1997         1996
                                                  ------       ------       ------       ------
             Net sales                             100.0%       100.0%       100.0%       100.0%
             Cost of sales                          50.4         52.8         49.2         52.9
                                                  ------       ------       ------       ------
             Gross profit                           49.6         47.2         50.8         47.1

             Operating expenses:
                 Selling                            49.9         57.2         48.5         52.8
                 General and administrative          8.3         11.7          8.3         10.3
                 Amortization of goodwill            0.9          1.0          0.9          0.9
                                                  ------       ------       ------       ------
                                                    59.1         69.9         57.7         64.0
                                                  ------       ------       ------       ------

             Loss from operations                   (9.5)       (22.7)        (6.9)       (16.9)

             Interest expense                       (1.3)        (1.2)        (1.3)        (0.9)
             Other income (expense)                  -             .2          -            0.2
                                                  ------       ------       ------       ------
             Net loss                              (10.8%)      (23.7%)      (8.2%)       (17.6%)
                                                  ======       ======       ======       ======



     Store (Showroom) Data                            Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                                      --------------------    ----------------------
                                                      August 3,  July 28,      August 3,   July 28,
                                                        1997      1996           1997        1996
                                                        ----      ----           ----        ----
     Stores open at beginning of period                   80        83             82         83
     Stores opened during period                           -         -              -          -
     Stores closed during period                           -         -              2          -
     Stores open at end of period                         80        83             80         83
     Average sales per showroom (1)                      347       316            688        673
     Comparable store sales increase (decrease) (2)      7.2%     (8.2%)         (0.1%)     (8.0%)



    (1) Based upon the weighted average number of stores open during the period indicated. Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at anytime during the month is deemed to have been open for the entire month.

Thirteen Weeks Ended August 3, 1997 Compared to Thirteen Weeks Ended July 28,
1996

         Net Sales. Net sales for the thirteen weeks ended August 3, 1997 were $27,768,000 which represented an increase of $1,532,000 or 5.8% over the comparable period of fiscal 1996. The sales increase was primarily attributable to an increase in same-store sales of 7.2% partially offset by a decrease attributable to the operation of three fewer stores in the 1997 period. Sales for the thirteen weeks ended July 28, 1996 were adversely impacted by a shortage of raw materials, resulting from insufficient cash to purchase such raw materials which were required for production and shipments.

         Gross Profit. Gross profit was 49.6% of net sales for the thirteen weeks ended August 3, 1997 and was 47.2% of sales for the comparable period of fiscal 1996. The improvement in gross profit resulted primarily from increased product prices and reduced promotional discounting.

         Selling Expenses. Selling expenses were $13,832,000 or 49.9% of net sales for the thirteen weeks ended August 3, 1997 and were $15,006,000 or 57.2% of net sales for the comparable period of fiscal 1996. The decrease of $1,174,000 in selling expenses was primarily due to a decrease of $639,000 in variable selling payroll, resulting from a new commission structure, and decreases of $349,000 and $186,000, in store non-payroll expenses and delivery expenses, respectively, resulting primarily from tighter cost controls.

         General and Administrative Expenses. General and administrative expenses for the thirteen weeks ended August 3, 1997 decreased by $779,000 from the comparable period of fiscal 1996 primarily as a result of lower professional fees, contract labor costs and computer rental and maintenance costs.

         Interest Expense. Interest expense for the thirteen weeks ended August 3, 1997 increased by $66,000 over the comparable period of fiscal 1996 due primarily to higher average debt outstanding.

         Income Taxes. No tax benefits were available for the thirteen weeks ended August 3, 1997 and for the thirteen weeks ended July 28, 1996.

         Net Loss. As a result of the above factors, the net loss was $2,995,000 for the thirteen weeks ended August 3, 1997 as compared to a net loss of $6,216,000 for the comparable period of fiscal 1996. Net loss per share for the thirteen weeks ended August 3, 1997 was $.16 based on 19,021,000 shares outstanding. For the comparable 1996 period the net loss per share was $1.51 based on 4,121,000 average shares outstanding. The per share loss for the thirteen weeks ended August 3, 1997, as compared to the comparable period of fiscal 1996, decreased 89%, although the net loss decreased only 48%. This anomaly is due to the increase in weighted average number of common shares outstanding from 4,121,000 in the thirteen weeks ended July 28, 1996 to 19,021,000 in the thirteen weeks ended August 3, 1997, attributable to the issuance of 14,912,000 shares of the Company's common stock in connection with the refinancing that took place in August and September of fiscal 1996.

Twenty-Six Weeks Ended August 3, 1997 Compared to Twenty-Six Weeks Ended July 28, 1996

         Net Sales. Net sales for the twenty-six weeks ended August 3, 1997 were $55,410,000 versus $55,873,000 for the comparable period of fiscal 1996, a decrease of $463,000 or 0.8%. The decrease was due to the fact that the Company operated three fewer stores in the 1997 period.

         Gross Profit. Gross profit was 50.8% of net sales for the twenty-six weeks ended August 3, 1997 and was 47.1% of net sales in the comparable period of fiscal 1996. The increase in gross profit resulted primarily from increased product prices and reduced promotional discounting.

         Selling Expenses. Selling expenses were $26,859,000 or 48.5% of net sales for the twenty-six weeks ended August 3, 1997 and were $29,475,000 or 52.8% of net sales in the comparable period of fiscal 1996. The decrease of $2,616,000 in selling expenses was primarily due to a decrease of $1,335,000 in variable selling payroll, resulting from a new commission structure, and decreases of $771,000 and $510,000 in store non-payroll expenses and delivery expenses, respectively, resulting primarily from tighter cost controls.

         General and Administrative Expenses. General and administrative expenses for the twenty-six weeks ended August 3, 1997 decreased by $1,178,000 compared with the comparable period of fiscal 1996 primarily as a result of lower professional fees, contract labor costs and computer rental and maintenance costs.

         Interest Expense. Interest expense for the twenty-six weeks ended August 3, 1997 increased by $224,000 over the comparable period of fiscal 1996 due primarily to higher average debt outstanding.

         Income Taxes. No tax benefits were available for either of the twenty-six week periods of fiscal 1997 or 1996.

         Net Loss. As a result of the above factors, the net loss was $4,561,000 for the twenty-six weeks ended August 3, 1997 as compared to a net loss of $9,853,000 for the comparable period of fiscal 1996. Net loss per share in the 1997 period was $.24 based on 19,021,000 shares outstanding. In the comparable 1996 period the net loss per share was $2.39 based on 4,121,000 average shares outstanding.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

         For information related to the sale of unregistered securities, see
         Note 6 of Notes to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended August 3, 1997

         (a)      Exhibits 27.  Financial Data Schedule

         (b)      Reports on Form 8-K
                  On August 27, 1997, the Registrant filed a current report dated August 14, 1997 on Form 8-K. This report described, under Item 5 - Other Events, describes certain financing transactions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KRAUSE'S FURNITURE, INC.
                                        (Registrant)


Date:   September 12, 1997              /s/ PHILIP M. HAWLEY
                                        --------------------------------
                                        Philip M. Hawley
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:   September 12, 1997              /s/ ROBERT A. BURTON
                                        --------------------------------
                                        Robert A. Burton
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)