Form 10-Q
period 1997-11-02
KRAUSES FURNITURE INC
filed 1997-12-17
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1997

                                       or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

As of December 15, 1997 the Registrant had 19,020,539 shares of common stock outstanding.


                                      INDEX

                                                                           Page
                                                                           ----
PART I     FINANCIAL INFORMATION
Item 1.        Financial Statements

               - Consolidated balance sheet                                 3

               - Consolidated statement of operations (unaudited)           4

               - Consolidated statement of cash flows (unaudited)           5

               - Notes to consolidated financial statements (unaudited)     6 - 9

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations               10 - 14


PART II    OTHER INFORMATION

Items 1 - 5    Not Applicable

Item 6.        Exhibits and Reports on Form 8-K                           15


               SIGNATURES                                                 16

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                        November 2,           February 2,
                                                                           1997                  1997
                                                                       ------------          -----------
                                                                        (unaudited)
                                                ASSETS
Current assets:
    Cash and cash equivalents                                             $   250              $ 1,227

    Accounts receivable, net of allowance of $194 for doubtful
      accounts ($327 at February 2, 1997)                                     780                1,120
    Inventories                                                            16,499               14,013
    Prepaid expenses                                                          552                1,193
                                                                          -------              -------
        Total current assets                                               18,081               17,553

Property, equipment, and leasehold improvements, net                        7,085                6,389
Goodwill, net                                                              14,621               15,386
Leasehold interests, net                                                    1,269                1,504
Other assets                                                                2,428                2,255
                                                                          -------              -------
                                                                          $43,484              $43,087
                                                                          =======              =======

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $ 8,820              $ 7,506
    Accrued payroll and related expenses                                    1,469                1,468
    Other accrued liabilities                                               3,719                5,099
    Customer deposits                                                       5,213                5,621
    Notes payable                                                              41                   41
                                                                          -------              -------
        Total current liabilities                                          19,262               19,735

Long-term liabilities:
    Notes payable                                                          11,073                6,306
    Other                                                                   2,137                1,503
                                                                          -------              -------
        Total long-term liabilities                                        13,210                7,809

Commitments and contingencies                                                   -                    -

Stockholders' equity:
    Convertible preferred stock, $.001 par value; 666,667
      authorized, no shares outstanding                                         -                    -
    Common stock, $.001 par value; 35,000,000 shares authorized,
        19,020,539 shares outstanding                                          19                   19
    Capital in excess of par value                                         50,952               49,874
    Accumulated deficit                                                   (39,959)             (34,350)
                                                                          -------              -------
        Total stockholders' equity                                         11,012               15,543
                                                                          -------              -------
                                                                          $43,484              $43,087
                                                                          =======              =======

                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                 ----------------------------      ----------------------------
                                                 November 2,    October 27,        November 2,    October 27,
                                                    1997            1996              1997            1996
                                                 -----------    -----------        -----------    -----------
Net sales                                           $30,159        $26,865            $85,569       $ 82,738
Cost of sales                                        14,560         12,781             41,840         42,364
                                                    -------        -------            -------       --------
Gross profit                                         15,599         14,084             43,729         40,374

Operating expenses:
    Selling                                          13,698         14,081             40,558         43,556
    General and administrative                        2,191          2,084              6,780          7,852
    Amortization of goodwill                            255            255                765            765
                                                    -------        -------            -------       --------
                                                     16,144         16,420             48,103         52,173
                                                    -------        -------            -------       --------

Loss from operations                                   (545)        (2,336)            (4,374)       (11,799)

Interest expense                                       (467)          (296)            (1,177)          (782)
Other income (expense)                                  (35)           111                (58)           207
                                                    -------        -------            -------       --------

Net loss                                            $(1,047)       $(2,521)           $(5,609)      $(12,374)
                                                    =======        =======            =======       ========

Net loss per share                                  $  (.06)       $ (0.24)           $  (.30)      $  (1.62)
                                                    =======        =======            =======       ========


Number of shares used in computing
loss per share                                       19,021         10,556             19,021          7,661
                                                    =======        =======            =======       ========


                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             Thirty-Nine Weeks Ended
                                                                           ----------------------------
                                                                            November 2,     October 27,
                                                                               1997            1996
                                                                            -----------     -----------
Cash flows from operating activities:
Net loss                                                                      $(5,609)       $(12,374)

    Adjustments to reconcile net loss to net cash used by
      operating activities:
         Depreciation and amortization                                          1,802           1,853
         Other non-cash charges                                                   786               -
   Change in assets and liabilities:
     Accounts receivable                                                          340              51
     Income tax refund receivable                                                   -           1,467
     Inventories                                                               (2,486)          2,006
     Prepaid expenses and other assets                                            424            (291)
     Accounts payable and other liabilities                                       653            (643)
     Customer deposits                                                           (408)           (650)
                                                                              -------        --------
       Net cash used by operating activities                                   (4,498)         (8,581)
                                                                              -------        --------

Cash flows from investing activities:
    Capital expenditures                                                       (1,498)           (563)
                                                                              -------        --------
       Net cash used by investing activities                                   (1,498)           (563)
                                                                              -------        --------

Cash flows from financing activities:
    Proceeds from long-term borrowings                                        102,005          97,050
    Principal payments on long-term borrowings                                (99,986)       (101,072)
    Proceeds from issuance of subordinated note                                 3,000           5,000
    Proceeds from issuance of notes                                                 -           2,950
    Net proceeds from issuance of common stock                                      -          10,221
                                                                              -------        --------
            Net cash provided by financing activities                           5,019          14,149
                                                                              -------        --------

Net increase (decrease) in cash                                                  (977)          5,005
Cash and cash equivalents at beginning of period                                1,227           1,336
                                                                              -------        --------

Cash and cash equivalents at end of period                                    $   250        $  6,341
                                                                              =======        ========

Supplemental disclosures of cash flow information -
    Cash paid during the period for interest                                  $   373        $    431

Noncash investing and financing activities-
    Preferred stock converted into common stock                                     -           7,523
    Exchange of notes payable and related accrued interest
        for common stock                                                            -           3,066
    Issuance of common stock purchase warrant                                     925           1,400



                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The accompanying consolidated financial statements of Krause's Furniture, Inc. (the "Company") and its wholly owned subsidiaries, including the Company's principal subsidiary, Krause's Custom Crafted Furniture Corp., formerly Krause's Sofa Factory, ("Krause's"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation for the periods reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations, although management believes that the disclosures made are adequate to make the information presented not misleading.

        These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 1997. The results of operations for the thirteen and thirty-nine weeks ended November 2, 1997 are not necessarily indicative of results to be expected in future periods.

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


2. The Company has reported losses from operations in each of the past five years and for the thirty-nine weeks ended November 2, 1997 due to inefficiencies within its operations and due to an industry-wide softness in retail sales. As a result of such losses, the Company had an accumulated deficit of $39,959,000 and a working capital deficiency of $1,181,000 at November 2, 1997. The Company expects to incur operating losses in fiscal year 1997.

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

        The Company's management, which underwent a substantial restructuring after the 1996 financing described above, has developed a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, opening new showrooms in existing markets, increasing product prices to competitive levels, reducing promotional discounting, reconfiguring selling commissions, remerchandising, refocusing advertising, improving the manufacturing process and reducing expenses through budgetary controls. Many of these plans were implemented since the latter part of fiscal 1996 and are expected to contribute significantly to reducing losses and, ultimately, returning the Company to profitability; however, there can be no assurance that the Company will achieve profitability. Management believes that the Company has sufficient sources of financing to continue operations throughout fiscal 1997. However, the Company's long-term success is dependent upon management's ability to successfully execute its strategic plan and, ultimately, to achieve sustained profitable operations (see Note 4 for discussion of 1997 financing).

3. Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                                               November 2,        February 2,
                                                                  1997               1997
                                                               -----------        -----------
                                                                        (in thousands)
           Finished goods                                        $12,190            $10,693
           Work in progress                                          211                254
           Raw materials                                           4,098              3,066
                                                                 -------            -------
                                                                 $16,499            $14,013
                                                                 =======            =======


4. Notes payable consists of the following:


                                                               November 2,        February 2,
                                                                 1997                1997
                                                               -----------        -----------
                                                                        (in thousands)
   Secured revolving credit notes                                $ 4,094            $ 1,999
   Subordinated note payable to shareholder due 2002               5,501              5,133
   Unamortized debt discount, net of
       accumulated amortization of $381 ($137
       at February 2, 1997)                                       (1,019)            (1,263)
   Subordinated notes payable to shareholders due 2003             3,000                  -
   Unamortized debt discount, net of                                (865)                 -
       accumulated amortization of $60
   Other notes                                                       403                478
                                                                 -------            -------
                                                                  11,114              6,347
   Less current portion                                               41                 41
                                                                 -------            -------
                                                                 $11,073            $ 6,306
                                                                 =======            =======

        The secured revolving credit notes were issued under a revolving credit agreement between Krause's and a financial institution (the "financial institution") that expires in January 2000. The credit agreement, which was most recently amended December 11, 1997, provides for revolving loans of up to $10 million based on the value of inventories. As of November 2, 1997, borrowing under the revolving credit facility was limited to approximately $7.7 million, as defined in the agreement. Substantially all of Krause's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loans is payable monthly at the rate of 1.0% in excess of the prime rate (8.50% at November 2, 1997).

        On August 14, 1997, the Company concluded a Supplemental Securities Purchase Agreement (the "Agreement") among the Company, General Electric Capital Corporation

("GECC") and Japan Omnibus Ltd. ("JOL"), a company formerly known as Edson Investments Inc. Under the Agreement, the Company sold 9.5% subordinated notes in an aggregate principal amount of $3,000,000 to GECC and JOL, which notes are payable semi-annually on a straight-line basis over three years beginning February 2000, and issued to GECC and JOL warrants to purchase an aggregate of 740,000 shares of common stock of the Company at a purchase price of $1.25 per share. The fair value of the warrant of $925,000 has been reflected in the consolidated financial statements as a discount on the subordinated notes and an increase in capital in excess of par value. This discount is being amortized to interest expense using the effective interest method over the term of the subordinated notes. The Company also issued to GECC and JOL a warrant to purchase an aggregate amount of up to 1,000,000 shares of the Company's common stock at a price of $0.01 per share which warrant may be completely or partially cancelled depending on the economic performance of the Company in fiscal 1999.

        Also, under the Agreement, the Company, at its option and subject to the attainment of certain financial covenants, may draw on a standby credit facility with GECC and JOL by selling additional 9.5% subordinated notes in an aggregate principal amount of up to $3,500,000; such standby credit facility is available from January 2, 1998 to February 28, 2000. If the Company elects to draw down on the credit available from GECC and JOL by issuing notes, the Agreement provides that the Company shall issue to GECC and JOL warrants to purchase an aggregate of up to 560,000 additional shares of the common stock of the Company at a purchase price of $1.25 per share.

        In conjunction with the financing described above, the Company issued to GECC a new 9.5% Subordinated Note due August 31, 2002 (the "Replacement Note") in the principal amount of $5,501,091, to replace the Company's 10% Subordinated Pay-In-Kind Note (the "Original Note") due August 31, 2001, in principal amount of $5,000,000, and certain additional notes in aggregate principal amount of $501,091 reflecting accrued interest. The Original Note has been issued with a warrant to purchase 1,400,000 shares of common stock at $.001 per share at any time through August 31, 2006. The fair value of the warrant of $1,400,000 has been reflected in the consolidated financial statements as a discount on the subordinated note and an increase in capital in excess of par value. This discount is being amortized to interest expense using the effective interest method over the term of the subordinated note. The Replacement Note is payable semiannually, on a straight-line basis over three years beginning February 2000 whereas the Pay-In-Kind Note was payable semiannually, on a straight-line basis over three years beginning February 1999.

        Pursuant to the terms of the revolving credit agreement and the subordinated notes, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net worth and working capital. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of November 2, 1997, Krause's was not in compliance with two of the covenants contained in the revolving credit agreement and may not be in compliance with a financial covenant at the end of its current fiscal year. On December 11, 1997, the financial institution waived the non-compliance as it relates to the November 2, 1997 reporting period.


5. Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the

Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Equity instruments, such as options and warrants are excluded if antidilutive in the calculation of diluted earnings per share. Since the effect of stock options is already excluded in the computation of net loss per share, the adoption of Statement 128 will not result in any change in the loss per share amounts reported for the quarter or thirty-nine weeks ended November 2, 1997 or October 27, 1996.


6. Effective in fiscal 1998, the Company will be required to adopt Statements of Financial Accounting Standards (SFAS) No. 129 "Capital Structure", SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". The impact of adoption of these pronouncements is not expected to be material to the Company's financial position or results of operations.

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

        The Company has reported losses from operations in each of the past five years and for the thirty-nine weeks ended November 2, 1997 due to inefficiencies within its operations and due to an industry-wide softness in retail sales. As a result of such losses, the Company had an accumulated deficit of $39,959,000 and a working capital deficiency of $1,181,000 at November 2, 1997. The Company expects to incur operating losses in fiscal year 1997.

        The Company's management, which underwent a substantial restructuring after the 1996 financings, has developed a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, adding new showrooms in existing markets, increasing product prices to competitive levels, reducing promotional discounting, reconfiguring selling commissions, remerchandising, refocusing advertising, improving the manufacturing processes and reducing expenses through budgetary controls. Many of these plans were implemented since the latter part of fiscal 1996 and are expected to contribute significantly to reducing losses and ultimately returning the Company to profitability; however, there can be no assurance that the Company will achieve profitability.

        Management believes that the Company has sufficient sources of financing to continue operations. However, the Company's long-term success is dependent upon management's ability to successfully execute its strategic plan and, ultimately, to achieve sustained profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

        As of November 2, 1997, the Company had $250,000 in cash and cash equivalents and borrowing capacity under its revolving credit agreement of $3.6 million. In recent periods the Company has drawn on its capital resources to cover operating deficits. Recently, the Company has also drawn on its capital resources to finance the remodeling and expansion of its showrooms. As the Company intensifies its remodeling and expansion program and promotes its new image, it expects to continue to need these resources.

        Cash flow activity for the thirty-nine weeks ended November 2, 1997 and October 27, 1996 is presented in the Consolidated Statement of Cash Flows.


Cash Flow - Thirty-nine Weeks Ended November 2, 1997

        During the thirty-nine weeks ended November 2, 1997, cash and cash equivalents decreased by $977,000. Operating activities used net cash of $4,498,000, principally from a cash loss from operations of $3,021,000, an increase in inventories of $2,486,000 and a decrease in customer deposits of $408,000 partially offset by decreases in prepaid expenses and other assets of $424,000 and accounts receivable of $340,000 and an increase in Accounts Payable and Other Liabilities of $653,000. Investing activities during the period included capital expenditures of $1,498,000 nearly all of which was used to remodel certain retail showrooms. Financing activities during the period consisted principally of net borrowings of $2,095,000 under the Company's revolving credit facility and $3,000,000 borrowed pursuant to a Supplemental Securities Purchase Agreement concluded on August 14, 1997.

        During the thirty-nine weeks ended November 2, 1997, capital spending totaled $1,498,000, compared to $563,000 during the same period of fiscal 1996. Management plans to continue its program of remodeling and upgrading showrooms as well as to add new showrooms in existing markets; the Company expects to incur costs of approximately $3,200,000 related to this program over fiscal 1997. Such capital expenditures are expected to be funded by internally generated cash and borrowings under the Company's revolving credit facility. The Company is not contractually committed to any significant capital expenditures and could slow the program if it experiences liquidity shortages.


Cash Flow - Thirty-nine Weeks Ended October 27, 1996

        Cash and cash equivalents increased by $5,005,000 during the period. Operating activities used net cash of $8,581,000, principally from a cash loss from operations of $10,521,000 and decreases in accounts payable and other liabilities of $1,293,000 offset by a decrease in inventories of $2,006,000 and collection of an income tax refund receivable of $1,467,000. Investing activities during the period included capital expenditures of $563,000 principally for additions to leasehold improvements at certain retail showrooms. Financing activities during the period were comprised principally of proceeds from issuances of common stock of $10,221,000, proceeds from issuances of $2,950,000 of convertible and demand notes and issuance of a subordinated note of $5,000,000, offset by net payments of $3,975,000 under the Company's revolving credit facility.

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statement of Operations:

                                                       Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                    --------------------------        ---------------------------
                                                    November 2,    October 27,          November 2,   October 27,
                                                       1997           1996                1997          1996
                                                    -----------    -----------        -------------   -----------

    Net sales                                           100.0%         100.0%              100.0%        100.0%

    Cost of sales                                        48.3           47.6                48.9          51.2
                                                        -----          -----               -----         -----
    Gross profit                                         51.7           52.4                51.1          48.8

    Operating expenses:
        Selling                                          45.4           52.4                47.4          52.7
        General and administrative                        7.3            7.8                 7.9           9.5
        Amortization of goodwill                          0.8            0.9                 0.9           0.9
                                                        -----          -----               -----         -----
                                                         53.5           61.1                56.2          63.1
                                                        -----          -----               -----         -----

    Loss from operations                                 (1.8)          (8.7)               (5.1)        (14.3)

    Interest expense                                     (1.6)          (1.1)               (1.4)         (0.9)
    Other income (expense)                               (0.1)            .4                (0.1)          0.3
                                                        -----          -----               -----         -----

    Net loss                                             (3.5%)          9.4%)              (6.6%)       (14.9%)
                                                        =====          =====               =====         =====

    Store (Showroom) Data                              Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                    --------------------------        ---------------------------
                                                    November 2,    October 27,          November 2,   October 27,
                                                       1997           1996                1997          1996
                                                    -----------    -----------        -------------   -----------
    Stores open at beginning of period                     80             83                  82            83
    Stores opened during period                             1              1                   1             1
    Stores closed during period                             -              1                   2             1
                                                        -----          -----               -----         -----
    Stores open at end of period                           81             83                  81            83
                                                        =====          =====               =====         =====

    Average sales per showroom (1)                        375            324               1,063           997
    Comparable  store sales increase (decrease)(2)       13.5%         (13.7%)               4.3%         (9.9%)




   (1) Based upon the weighted average number of stores open during the period indicated.

   (2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at anytime during the month is deemed to have been open for the entire month.

Thirteen Weeks Ended November 2, 1997 Compared to Thirteen Weeks Ended October 27, 1996

        Net Sales. Net sales for the thirteen weeks ended November 2, 1997 were $30,159,000 which represented an increase of $3,294,000 or 12.3% over the comparable period of fiscal 1996. The sales increase was primarily attributable to an increase in same-store sales of 13.5% partially offset by a decrease attributable to the operation of two fewer stores in the 1997 period. Sales for the thirteen weeks ended October 27, 1996 were adversely impacted by a shortage of raw materials, resulting from insufficient cash, prior to the August, September 1996 financings, to purchase such raw materials which were required for production and shipments.

        Gross Profit. Gross profit was 51.7% of net sales for the thirteen weeks ended November 2, 1997 and was 52.4% of sales for the comparable period of fiscal 1996. The decrease in gross profit, as a percentage of sales, resulted primarily from higher freight and labor costs in the 1997 period as compared with the 1996 period.

        Selling Expenses. Selling expenses were $13,698,000 or 45.4% of net sales for the thirteen weeks ended November 2, 1997 and were $14,081,000 or 52.4% of net sales for the comparable period of fiscal 1996. The decrease of $383,000 in selling expenses was primarily due to a decrease of $295,000 in variable selling payroll, resulting from a new commission structure.

        General and Administrative Expenses. General and administrative expenses for the thirteen weeks ended November 2, 1997 increased by $107,000 from the comparable period of fiscal 1996 primarily as a result of higher payroll related costs offset, in part, by lower professional fees, contract labor costs and computer rental and maintenance costs.

        Interest Expense. Interest expense for the thirteen weeks ended November 2, 1997 increased by $171,000 over the comparable period of fiscal 1996 due to higher average debt outstanding.

        Income Taxes. The Company paid no income taxes and no tax benefits were provided for the thirteen weeks ended November 2, 1997 and for the thirteen weeks ended October 27, 1996.

        Net Loss. As a result of the above factors, the net loss was $1,047,000 for the thirteen weeks ended November 2, 1997 as compared to a net loss of $2,521,000 for the comparable period of fiscal 1996. Net loss per share for the thirteen weeks ended November 2, 1997 was $.06 based on 19,021,000 shares outstanding. For the comparable 1996 period the net loss per share was $.24 based on 10,556,000 average shares outstanding. The per share loss for the thirteen weeks ended November 2, 1997, as compared to the comparable period of fiscal 1996, decreased 75%, although the net loss decreased only 58%. This anomaly is due to the increase in weighted average number of common shares outstanding from 10,556,000 in the thirteen weeks ended October 27, 1996 to 19,021,000 in the thirteen weeks ended November 2, 1997, attributable to the issuance of 14,912,000 shares of the Company's common stock in connection with the refinancing that took place in August and September of fiscal 1996.

Thirty-nine Weeks Ended November 2, 1997 Compared to Thirty-nine Weeks Ended October 27, 1996

        Net Sales. Net sales for the thirty-nine weeks ended November 2, 1997 were $85,569,000 versus $82,738,000 for the comparable period of fiscal 1996, an increase of $2,831,000 or 3.4%. The sales increase was primarily attributable to an increase in same-store sales of 4.3% partially offset by a decrease attributable to the operation of two fewer stores in the 1997 period. Sales for the thirty-nine weeks ended October 27, 1996 were adversely impacted by a shortage of raw materials, resulting from insufficient cash, prior to the August, September 1996 financings, to purchase such raw materials which were required for production and shipments.

        Gross Profit. Gross profit was 51.1% of net sales for the thirty-nine weeks ended November 2, 1997 and was 48.8% of net sales in the comparable period of fiscal 1996. The increase in gross profit resulted primarily from increased product prices and reduced promotional discounting.

        Selling Expenses. Selling expenses were $40,558,000 or 47.4% of net sales for the thirty-nine weeks ended November 2, 1997 and were $43,556,000 or 52.7% of net sales in the comparable period of fiscal 1996. The decrease of $2,998,000 in selling expenses was primarily due to a decrease of $1,630,000 in variable selling payroll, resulting from a new commission structure, and decreases of $1,589,000 and $325,000 in store non-payroll expenses and delivery expenses, respectively, resulting primarily from tighter cost controls offset, in part, by increased advertising costs of $824,000.

        General and Administrative Expenses. General and administrative expenses for the thirty-nine weeks ended November 2, 1997 decreased by $1,072,000 compared with the comparable period of fiscal 1996 primarily as a result of lower professional fees, contract labor costs and computer rental and maintenance costs offset in part by higher payroll related costs.

        Interest Expense. Interest expense for the thirty-nine weeks ended November 2, 1997 increased by $395,000 over the comparable period of fiscal 1996 due to higher average debt outstanding.

        Income Taxes. The Company paid no income taxes and no tax benefits were provided for either of the thirty-nine week periods of fiscal 1997 or 1996.

        Net Loss. As a result of the above factors, the net loss was $5,609,000 for the thirty-nine weeks ended November 2, 1997 as compared to a net loss of $12,374,000 for the comparable period of fiscal 1996. Net loss per share in the 1997 period was $.30 based on 19,021,000 shares outstanding. In the comparable 1996 period the net loss per share was $1.62 based on 7,661,000 average shares outstanding.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended November 2, 1997

        (a)         Exhibits

            4.1(e) Fifth Amendment to Loan and Security Agreement, dated as of December 11, 1997 by and between Congress Financial Corporation (Western) and Krause's Custom Crafted Furniture and Castro Convertible Corporation.

           27.1     Financial Data Schedule.

        (b)         Reports on Form 8-K

            On September 25, 1997, the Registrant filed a current report dated September 19, 1997 on Form 8-K. This report described, under Item 4 - Changes in Registrant's Independent Public Accountant, provides details of the Company's decision to change Independent Public Accountants.

            On December 3, 1997, the Registrant filed a current report dated November 28, 1997 on Form 8-K. This report described, under Item 5 - Other Events, describes the Company's intention to file a Form S-1 Registration Statement.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KRAUSE'S FURNITURE, INC.
                              (Registrant)


Date: December 17, 1997       /s/ PHILIP M. HAWLEY
      -----------------       --------------------------------------------------
                              Philip M. Hawley
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)



Date: December 17, 1997       /s/ ROBERT A. BURTON
      -----------------       --------------------------------------------------
                              Robert A. Burton
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial Officer and Principal
                              Accounting Officer)

                                 EXHIBIT INDEX

                                                               Sequentially
Exhibit                                                          Numbered
Number       Description                                           Page
-------      -----------                                       ------------
 4.1(e)      Fifth Amendment to Loan and Security Agreement,
             dated as of December 11, 1997 by and between
             Congress Financial Corporation (Western) and
             Krause's Custom Crafted Furniture and Castro
             Convertible Corporation.

27.1         Financial Data Schedule.
