Form 10-K
period 1998-02-01
KRAUSES FURNITURE INC
filed 1998-04-30
CIK 701974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 1, 1998

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

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

                            AMERICAN STOCK EXCHANGE
                    (Name of each exchange where registered)

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

      As of March 2, 1998 the aggregate market value of Registrant's $.001 par value Common Stock held by non-affiliates was approximately $18,849,000 based on the closing price for the stock. As of March 2, 1998 there were 19,020,539 shares of $.001 par value Common Stock outstanding.

      Documents Incorporated by Reference: Proxy Statement for 1998 Annual Meeting of Stockholders with respect to information required in Part III.

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

                                     PART I

ITEM 1. BUSINESS

                            DESCRIPTION OF BUSINESS

        THE COMPANY. The Company is a leading vertically integrated manufacturer and retailer of made-to-order upholstered furniture and accessories. The Company operates 83 furniture showrooms under the Krause's (69 showrooms) and Castro Convertibles (14 showrooms) brand names in 12 states, with 41 of those showrooms in California and 13 in the New York City metropolitan area, including New York, New Jersey and Connecticut. Customers can choose from more than 60 styles and 40 sizes of sofas, incliners, recliners, sectionals, sofabeds and chairs, which they can customize with 800 fabrics and 50 leathers. The Company believes that it has developed a reputation for delivering high quality, custom-crafted furniture at prices comparable to those of mass-produced sold-as-shown furniture. In recent periods, the Company has undergone significant changes, raising substantial new capital, hiring a new management team with extensive expertise in retailing, and changing the Company's business strategy from a factory-direct orientation to a retail-oriented, fashion conscious approach.

        RECENT DEVELOPMENTS. In the spring of 1996, GECC and Philip M. Hawley, the former Chairman and Chief Executive Officer of The Broadway Stores, Inc. (formerly Carter Hawley Hale Stores, Inc.), undertook an evaluation of the Company and determined that it had strong brand name recognition, good retail locations in strong markets,demonstrated manufacturing capability and a unique niche. They perceived that the Company presented an opportunity for growth by remodeling existing showrooms, opening new showrooms in existing markets and penetrating new markets. Beginning in August 1996, GECC and certain other investors led by Mr.Hawley invested approximately $22 million in equity and debt in the Company. The Company hired new executives with retail experience and Mr. Hawley became its Chairman and Chief Executive Officer. In April 1998 the Company raised approximately $5.7 million of equity as a result of a public offering ("the Offering") of approximately 2.3 million additional shares. At the same time as the Offering, the Company's shares were listed on the American Stock Exchange and trading in the Nasdaq SmallCap Market was terminated.

        Under the leadership of Mr. Hawley, the Company has adopted a major expansion and remodeling program, and has developed a marketing and merchandising strategy that is designed to increase its appeal to its existing broad customer base by promoting the Company's wide selection of products, styles and fabrics, as well as quality and value. Under this program, the Company has remodeled 22 existing showrooms, 16 of which were remodeled during fiscal 1997, established design centers in prominent locations within showrooms to highlight fabric selection, created decorated room settings, added new lighting and carpeting, and integrated the Castro Convertibles brand name and products into its remodeled Krause's showrooms. The Company plans to remodel approximately 20 additional showrooms during the balance of fiscal 1998. The Company has also taken significant steps to improve margins by increasing prices to competitive levels, reducing promotional discounting and improving manufacturing efficiencies, and to reduce expenses by implementing budgeting controls, consolidating selling, general and administrative expenses and cutting costs, including revising its sales commission structure. Although results are preliminary, these new strategies, combined with improved economies in selected regions where the Company operates, have begun to show positive financial results. For the fiscal year ended February 1, 1998 (a fifty-two week period), same-store sales (for showrooms opened a year or more) increased 5.9% compared to the similar number of weeks in the prior fiscal year (a fifty-three week period), with remodeled store sales exceeding management's goal of 25%. In addition, gross profit increased from 49.9% to 51.3% of net sales in fiscal 1997 compared to fiscal 1996. Since the management change, the Company has also opened three new showrooms, one of which was opened during fiscal 1997, featuring its new store design and has plans to open approximately 18 additional showrooms during the balance of fiscal 1998.

        INDUSTRY OPPORTUNITY AND COMPETITIVE STRENGTHS. The Company believes a number of macroeconomic factors influence furniture sales, including existing home sales, housing starts, consumer confidence, availability of credit, interest rates and demographic trends. Management believes favorable fundamental trends in home building and demography will continue to drive long-term growth in the furniture industry. According to the American Furniture Manufacturers Association, the domestic residential furniture industry was estimated to generate $21 billion in shipments in 1997, up from approximately $20 billion in 1996, and is expected to increase 4.2% to $21.9 billion in 1998. Upholstered furniture accounted for approximately $8.4 billion in shipments in 1996, according to the American Furniture Manufacturers Association.

        The furniture market is large and diversified. Because the market for custom crafted furniture is highly fragmented, the Company believes that manufacturers with strong brand name recognition, broad distribution and good value to price ratio are positioned to increase market share.

 o Reputation for Value and Selection; Brand Names. The Company believes that it has attained a reputation for high quality, custom-crafted furniture at prices comparable to those of mass-produced, sold-as-shown furniture. Over 25 and 65 years, respectively, Krause's and Castro Convertibles have developed a reputation for selection, quality, price and service. The Company believes that its reputation and strong brand recognition influence customer purchasing decisions and will help the Company expand its distribution in existing markets and penetrate new markets.

 o New, Experienced Management Team. Since the 1996 investment, the Company has hired a strong management team with extensive retailing experience, led by Philip M. Hawley, the former Chairman and Chief Executive Officer of The Broadway Stores, Inc. New management has adopted business and marketing strategies designed to leverage the Company's existing brand name recognition and distribution system and appeal to its existing broad customer base. The management team has a substantial equity stake in the Company.

 o Vertically Integrated Manufacturer and Distributor of Custom Furniture. The Company is a leading combined manufacturer and retailer of made-to-order upholstered furniture. This vertical integration enables the Company to manufacture high-quality, competitively priced custom upholstered furniture and deliver it to the customer usually within two to four weeks from the date ordered. Vertical integration also enables the Company to capture profits at both the manufacturing and retail level, with minimal inventory risk. Further, the Company can use the available capacity of its manufacturing facility to accommodate planned sales growth.

 o Well Located Retail Distribution Network. As of February 1, 1998, the Company operated 81 showrooms, primarily in California and the New York City metropolitan area, and in selected other markets in the Southwest, Northwest and Midwest. The Company believes that its showrooms are in many markets that have favorable demographics and upward economic trends, and that a substantial majority of its showrooms are located in high traffic areas. In addition, many showrooms are near other furniture retailers, where the Company believes it can benefit from increased traffic of furniture customers and from comparison shopping, typically by shoppers who compare Company products to those of sold-as-shown retailers or premium-priced custom manufacturers.

 o Focus on Gross Margins and Cost Controls. In recent periods, the Company has taken a number of steps to improve its gross margin and reduce expenses by reducing discounts and other special pricing programs, improving its manufacturing processes, introducing budgeting controls, revising its sales commission structure, consolidating selling, general and administrative expenses and cutting costs. As a result, the Company has developed an organization focused on gross margin improvements, expense control and operating efficiency.


       BUSINESS STRATEGY. The Company intends to leverage its competitive strengths in order to increase its sales volumes, improve its overall financial performance and enhance its market position. The Company will seek to achieve these objectives by pursuing the following strategies:

 o Remodel Existing Showrooms. The Company has embarked upon a major remodeling program to update its showrooms, imbue a sense of fashion and excitement and move away from the Company's traditional factory-direct orientation. The Company has developed new store layout, design and visual presentation themes to center attention on fabric selection and customization options, present merchandise by life style as complete room environments and enhance lighting and color in order to add drama and create excitement throughout its showrooms. Plans call for remodeling approximately 65 showrooms which will incorporate the new layout, design and visual presentation themes. The Company has remodeled 22 showrooms, 16 of which were remodeled during fiscal 1997, and expects to remodel approximately 20 more showrooms during the balance of the 1998 fiscal year.

 o Add New Showrooms in Existing Markets. The Company plans to expand its presence in markets where it has an existing base of showrooms so that it can leverage its brand name recognition and marketing efforts as well as its existing distribution network and management. The Company estimates that it has between 40 to 50 opportunities to open showrooms in existing markets. To date, the Company has opened three new showrooms, one of which was opened during fiscal 1997, and expects to open approximately 18 additional showrooms during the balance of fiscal 1998.

 o Relocate Under-Performing Showrooms. The Company estimates that it has between 10 and 15 showrooms that are in good market areas but in poor locations within these market areas. As the leases on these showrooms expire, the Company plans to seek more suitable locations and incorporate into the new showrooms the same new layout, design and visual presentation themes that it has developed in the remodeling program.

 o Revamp Marketing and Sales Promotion. The Company has revamped its marketing and sales promotion with the goal of better defining its market niche and differentiating it from its competitors. A major focus of this effort is a shift away from a factory-direct orientation to that of customization and craftsmanship with emphasis on value rather than price. To this end, the Company has changed the name it does business under from Krause's Sofa Factory to Krause's Custom Crafted Furniture and has developed a new, modern logo. Another focus of this effort has been to create an advertising format and message and to use larger ads in an effort to better attract customers.

 o Develop New Products; Increase Sales of Complementary Products. The Company has put in place a new product development program, which will accomplish a freshening of showroom inventories and introduce a number of new styles designed to increase its appeal to customers; during the fiscal year 1997, the Company introduced twelve new sofa styles. In addition, although the Company intends to continue to focus on the manufacture and sale of upholstered products, as a part of its new merchandising approach it intends to increase the promotion and sale of other products, including accessories supplied by third parties such as tables, lamps, area rugs and wall decor, custom-made chairs and recliners. During fiscal 1997, accessories, custom-made chairs and recliners accounted for 5%, 8%, and 7%, respectively, of the Company's sales compared to the industry average (reported by the October 1997 issue of retail Ideas, a publication of Furniture/Today) of 12%, 10%, and 17%, respectively. These additional merchandise classifications will broaden the Company's offerings and should increase sales per square foot.

 o Leverage the Castro Franchise. In 1993, the Company acquired certain assets principally related to the retail operations of Castro Convertible Corporation, including the "Castro Convertibles" tradename and trademark and retail store locations. Castro Convertibles, which started business in 1931, has been known throughout the East Coast for its quality sofabed products and was an early pioneer in developing the tri-fold sofabed mechanism. The Company plans to leverage this strong brand awareness by adding a Castro Convertibles gallery in all of its Krause's remodeled and new showrooms.

 o Increase Showroom Productivity. For the year ended February 1, 1998, the Company's sales per square foot of selling space averaged $116. To further increase showroom productivity, the Company intends gradually to reduce the average size of its showrooms from approximately 12,100 square feet of selling space to approximately 10,000 square feet, which it believes is the optimal size to show and sell the Company's products. In addition, the Company intends to increase same-store sales by continuing to (i) roll out its remodeling and expansion program, which has produced higher same-store sales at the initial group of remodeled showrooms, (ii) add new products, including accessory products manufactured by third parties, and (iii) increase the effective sales prices of its products through reduced promotional discounting.


        SHOWROOMS AND MERCHANDISING. Showrooms. The Company sells its products exclusively through leased retail showrooms in 12 states. Retail showrooms in California, Colorado, Arizona, Nevada, Texas, New Mexico, Washington and Illinois operate under the name KRAUSE'S CUSTOM CRAFTED FURNITURE, KRAUSE'S SOFA FACTORY(R) or KRAUSE'S SOFAS(R). The Company intends to convert all of these showrooms to operate under the name KRAUSE'S CUSTOM CRAFTED FURNITURE. Retail showrooms in New York, New Jersey, Connecticut and Florida are operated under the name CASTRO CONVERTIBLES(R). Showroom locations are selected on the basis of strictly defined criteria, including expected population growth, desirable target consumer demographics and psychographics, high visibility with easy access from major thoroughfares, adequate parking facilities and proximity to other furniture retailers.

        Selling space in retail showrooms varies in size from 1,400 square feet to 23,400 square feet, with an average size of 12,100 square feet. The typical showroom displays approximately 50 to 60 styles in coordinated furniture groupings to illustrate the diversity and availability of contemporary and traditional upholstered furniture.

        When a customer makes a selection, a sales associate collects a down payment and immediately enters the order in the Company's computer system through a terminal at the showroom. The order, reflecting the customer's exact specifications of style, color, size, configuration and fabric, is then sent to the Company's facility in Brea, California for manufacturing.


        EXPANSION AND REMODELING. The Company recently adopted a major expansion and remodeling program. Key components of this program include establishing design centers in prominent locations within showrooms to highlight fabric selection, creating decorated room settings, adding new lighting and carpeting, developing consistent and highly visible signage, and integrating the Castro Convertibles brand name and products into its Krause's Custom Crafted Furniture showrooms. As part of this program, the Company has remodeled 22 showrooms, 16 of which were remodeled during fiscal 1997, and has plans to remodel approximately 20 additional showrooms during the balance of fiscal 1998. The remodeled showrooms are designed to present a more appealing environment to the consumer, emphasizing the Company's wide array of styles and fabric selections, and highlight the consumer's ability to customize furniture selections to suit individual taste. Remodeled showrooms feature prominently displayed design centers to highlight fabric selection, decorated room settings, and new lighting and carpeting. The Company anticipates that it will recover the cost of remodels in approximately one year through increased sales after the remodel.

        The Company will also seek to expand its presence in existing markets to increase sales and market share. This will enable the Company to leverage its brand name recognition and take advantage of the advertising umbrella and infrastructure that currently exists. It will also focus on areas with strong demographics and economic performance. The Company has opened three new showrooms, one of which was opened during fiscal 1997, since it began its expansion program and intends to open approximately 18 additional showrooms during the balance of fiscal 1998. In addition, as leases expire on showrooms that are not located in prime retail areas, but are in favorable markets, the Company will seek to move those showrooms to more suitable locations.

        MERCHANDISING AND ADVERTISING. The Company has begun new merchandising programs designed to further leverage and enhance the strength of the Krause's and Castro Convertibles brand names. In addition to implementing its expansion and remodeling program designed to enhance the Company's appeal to its existing broad customer base, the Company intends to further enhance and leverage the strength of the Krause's and Castro Convertibles brand names through new advertising and merchandising programs that emphasize the selection, features and value of its products. The Company will seek to use its strong brand awareness initially to increase its share of existing markets and ultimately to penetrate new markets. As an integral part of its new and remodeled Krause's Custom Crafted Furniture showrooms, the Company is adding a section dedicated to its Castro Convertibles products to further leverage this product line and brand name.

        The Company primarily advertises through print media, both in newspapers and by direct mail. It also employs targeted radio advertising in selected markets. The Company has freshened the appearance of its advertising to give more consistent placement of the Krause's and Castro Convertibles brand names, to play down the Company's previous factory-direct image, and to appeal to a more fashion-conscious buyer. While the Company plans to continue to display prices in its advertising, it has reduced the prominence of promotional pricing in favor of highlighting the selection, style and value of its products.

        PRODUCTS. The Company focuses on manufacturing and retailing high-quality, affordably priced made-to-order upholstered furniture. Its product line consists primarily of upholstered (covered in woven fabric or leather) sofas, sofabeds, chairs and sectionals. Customers of the Company may choose from a selection of approximately 60 different styles, 40 sizes, 800 fabrics and 50 leather choices. Except for a few styles of occasional and reclining chairs which the Company purchases from outside vendors, the Company manufactures virtually all of the upholstered furniture offered in its showrooms.

        In addition to its exclusive upholstered furniture line, the Company retails an assortment of tables, area rugs, lamps and wall decor, custom-made chairs and recliners. These furniture products and accessories, which are supplied to the Company by outside vendors, complement the Company's upholstered furniture products and help to create the room setting displays. Because the Company typically views sales of these furniture products and accessories as incremental to, rather than in lieu of, sales of the Company's own upholstered furniture products, the Company intends to increase the promotion and sale of these complimentary furniture products and accessories. Merchandise purchased from other suppliers currently accounts for approximately 9% of net sales.

        In order to be responsive to changing customer demands, the Company will develop new products more aggressively. Since the 1996 financings, the Company has introduced 12 new sofa styles. In addition, the Company is committed to periodically update its inventory of 800 fabrics by replacing slow-moving, out-of-style fabrics with more contemporary designs.

        Because of its made-to-order strategy, the Company does not require a substantial inventory of finished goods, whether they are manufactured by it or purchased from outside sources.

       MANUFACTURING. The Company's manufacturing facilities in Brea, California produce upholstered furniture for both Krause's and Castro Convertibles showrooms. Manufacturing generally begins with the purchase of kits containing wooden frame components. These components are chiefly hardwood, but also include softwood and some engineered lumber. Outside mills make the components, first kiln-drying the lumber for extra strength and straightness, then cutting the component pieces to Company specifications for each different style, working to precise standards. Company artisans, using pneumatic and power tools, assemble the wooden parts into frames for different furniture models. All corners are blocked and glued for added strength and proper distribution of weight and stress.

       The Company primarily uses a one-piece frame method in which workers build the entire frame before any upholstering occurs. This method makes the frame stronger and leads to a more finely tailored appearance. Workers complete the frames by installing metal springs, which contribute to the continued comfort, durability and appearance of the upholstered furniture. Some Castro Convertibles models have a frame that can be disassembled for delivery through the narrow doorways and hallways of New York area apartments.

        The first step in the upholstering process is cutting and sewing the fabric chosen by the customer. The sewn fabric is sent to the assembly line where workers construct the frame and upholster the seats, backs and arms. The Company employs quilters as well as special seamstresses to sew zippers, bolster covers, ruffles, skirts and pleats.

        Upholstering takes place along an assembly line. Several individuals work on each frame, each specializing in an area of responsibility -- springs, outside body, seat, arm, inside body and so on. While the frame is upholstered, seat cushions are filled with the customer's selection of either down, standard foam or a Foreverflex(R) insert (the Company's proprietary seating material). The Foreverflex(R) cushion insert is a high-density foam cushion which is injection molded with springs suspended within the foam. An outside supplier makes the Foreverflex(R) cushion insert to strict Company specifications and provides a lifetime guarantee. Every piece of finished upholstered furniture undergoes a quality control inspection during production and again prior to shipment from the factory to the local distribution center.

        The Company generally has adequate inventories of raw materials and other supplies on hand to fill customer orders, and expects its suppliers to satisfy its requirements shortly before materials are used in production.

        The Company builds approximately 550 pieces of upholstered furniture per day in a single shift. This output represents approximately 75% of single shift manufacturing capacity. The level of production primarily reflects customer orders, because the Company does not manufacture units for inventory.

        When an order has completed the manufacturing or outside purchasing process, it is shipped to a regional warehouse for the final preparation and delivery to the customer. The Company uses outside delivery services, as well as its own personnel in certain areas, for deliveries.

         BACKLOG. The Company turns its manufacturing backlog approximately every 23 to 28 days. Backlog as of February 1, 1998 was approximately $10.7 million compared to $10.2 million at February 2, 1997.

         SUPPLIERS AND MATERIALS. Many suppliers currently provide the Company with the materials used in manufacturing its upholstered furniture products. The Company's ten largest suppliers provided it with 55.9% of its purchased raw materials during the fiscal year ended February 1, 1998, including one such supplier that provided approximately 11.5% and another that provided 9.5% of such purchases. The Company is dependent on the continued supply of components and raw materials, including frame components, fabrics, leather, foam and sofabed and motion mechanisms. Management constantly seeks new suppliers and better prices through competitive bidding and the qualification of alternative sources of supply. If the Company could not develop alternative sources of supply when needed or failed to obtain sufficient single-source products, components and raw materials, the resulting loss in production capability would adversely affect the Company's sales and operating results. For example, one of the Company's fabric suppliers has been unable to supply all of the Company's needs on a timely basis due to unanticipated customer demand for some of its patterns. As a result, customer orders representing approximately $1,200,000 in sales were not completed as expected in the fourth quarter of fiscal year 1997. The Company is likely to recoup most of these sales in the subsequent period but some sales may be lost due to customer cancellations.

         TRADEMARKS AND PATENTS. The Company holds trademarks and patents registered in the United States for some of its products and processes. The Company has a registered trademark in the United States for the Krause's Sofa Factory(R) and Castro Convertibles(R)names and logos and the name Foreverflex(R). The Company has applied for a trademark for the name Krause's Custom Crafted Furniture. Trademarks, which the Company considers important to its business, have expiration dates ranging from May 13, 2002 to November 30, 2004, but each is renewable in perpetuity. The Company also has other trademarks, both registered and unregistered, that the Company believes are not material to its business or to any ongoing product lines.

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

         EMPLOYEES. The majority of the Company's employees are not unionized and many have worked for the Company for more than 10 years. A union contract which expires in May 1998 covers approximately 50 retail employees in the greater New York area. At February 1, 1998, the total work force numbers approximately 1,006, with approximately 384 working in manufacturing, 535 in retail and warehousing operations, and 87 in administration.

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

                      RISK FACTORS RELATING TO THE BUSINESS

       LACK OF PROFITABLE OPERATIONS; ACCUMULATED AND WORKING CAPITAL DEFICITS. The Company has reported losses from operations in each of the past five years and had an accumulated deficit of $41.8 million at February 1, 1998. If losses from operations continue, they could adversely affect the market price for the Common Stock and the Company's ability to maintain existing financing and obtain new financing and increase the risks of owning shares of Common Stock. At February 1, 1998, the Company had a working capital deficiency of approximately $.9 million and current liabilities at February 1, 1998 were $19.5 million. In future periods the Company will dedicate a substantial portion of the net cash provided by operations to these working capital deficiencies and to repay indebtedness. There can be no assurance that the Company will achieve profitability or overcome its deficits.

       CAPITAL REQUIREMENTS; RESTRICTIONS ON COMPANY'S ABILITY TO OBTAIN ADDITIONAL CAPITAL. Although the Company has raised approximately $22 million in private offerings of subordinated debt and equity since August 1996, it may need more capital in the future to finance its strategic objectives if borrowings under the Company's revolving credit facility and internally generated cash are insufficient. The Company expects its existing capital resources, borrowings under its revolving credit facility, internally generated cash and proceeds from the Offering will enable it to fund its plan to remodel and upgrade approximately 26 showrooms and open approximately 20 new showrooms during fiscal 1998 at a projected cost of approximately $7.3 million. However, if this is not the case, the Company will need to obtain additional capital. There can be no assurance that any additional equity or debt financing will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company or the stockholders.

       The Company's existing secured revolving credit facility provides for borrowings of up to $10.0 million, is subject to maturity in January 2000, imposes borrowing base limitations, and restricts it from incurring future additional indebtedness from third parties in an amount in excess of $5.0 million. Consequently, if the Company needs any significant additional infusion of capital, it may have to issue additional equity. Such additional capital, if raised, is likely to dilute the interest of the Company's stockholders. The revolving credit agreement further requires the Company to maintain financial covenants regarding working capital, net worth and earnings before interest, taxes, depreciation and amortization. Substantially all of the Company's assets are pledged as collateral for repayment of existing indebtedness. The Company's working capital deficiency and collateral pledge may make it more difficult for the Company to obtain additional financing on advantageous terms, if at all.

       Additionally, the restrictions described above could significantly impair the Company's ability to raise additional capital by issuing either additional equity or debt.

       LEVERAGE AND ABILITY TO SERVICE FIXED CHARGES. At February 1, 1998, the Company had $13.7 million of long-term debt and had a negative tangible net worth (stockholders' equity less intangible assets) of $5.7 million. For the fiscal year ended February 1, 1998, earnings before interest, taxes, depreciation and amortization were negative $3.3 million. A high percentage of the Company's operating expenses are relatively fixed, including approximately $1.3 million per month in lease payments.

       The Company's high level of debt and debt service requirements will have several important effects on its future operations, including the following: (i) the Company will need to devote significant cash to service debt, reducing funds available for operations and future business opportunities and increasing the Company's vulnerability to adverse economic and industry conditions and competition; (ii) the Company's leveraged position will increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in certain agreements relating to the Company's indebtedness will require the Company to meet certain financial performance tests which increase over time and will restrict its ability to borrow additional funds, to dispose of assets, to issue preferred stock or to pay cash dividends on or repurchase Common Stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes will be limited.

       Any default under the documents governing indebtedness of the Company could have a significant adverse effect on the market value of the Common Stock. From time to time the Company has found it necessary to seek waivers and amendments from its lenders because it could not meet financial covenants or other restrictions in its credit agreements. Specifically, as of February 1, 1998, the Company was out of compliance with certain of the financial covenants contained in both of the agreements but has obtained waivers. The Company may also be in violation of certain of these covenants as of interim periods during 1998, but has obtained agreements to waive or amend covenants related to these potential default events. There can be no assurance that if the Company's future financial performance again fails to keep it in compliance with these covenants and restrictions the Company could obtain additional waivers. If the Company defaults on its obligations under any of its indebtedness, the lenders could elect to declare all amounts borrowed, together with accrued interest, due and payable. If the Company could not pay these amounts, the lenders could proceed against any collateral securing those obligations due to them. There can be no assurance that in that event, the Company's assets securing those obligations would be sufficient to repay the indebtedness or that there would be any assets in excess of the indebtedness to benefit other creditors or holders of Common Stock.

       NO ASSURANCE OF SUCCESSFUL IMPLEMENTATION OF BUSINESS STRATEGIES. The Company's near-term business strategies include (i) revamping marketing and sales promotion with the goal of better defining the Company's market niche and differentiating the Company from its competitors; (ii) developing new products, which will accomplish a freshening of inventories and see the introduction of a number of new styles, designed to increase customer appeal; (iii) remodeling showrooms and adding new showrooms in existing market areas; and (iv) enhancing and leveraging the strength of its brand names. The Company's inability to achieve any of these goals could have a material adverse effect on the Company's business, financial condition, and results of operations.
See"Business -- Business Strategy."

       Certain internal and external factors directly affect the Company's business, including the following: the availability of suitable showroom locations in existing markets; the capacity of management to complete remodeling at the planned pace; the availability of financing for expansion and remodeling; and general economic conditions, including employment levels, business conditions, interest rates and tax rates in the Company's market areas. While the Company believes that current economic conditions favor growth in the markets it serves, various factors, including those listed above, could reduce sales or increase operating expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." There can be no assurance that various factors will not adversely effect the Company's business in the future or will not prevent the Company from successfully implementing its business strategies.

       DEPENDENCE UPON CHIEF EXECUTIVE OFFICER AND KEY PERSONNEL. The Company's future performance will depend to a large extent upon the efforts of Philip M. Hawley and other members of its executive management team. The loss of the services of Mr. Hawley or other key members of the team could have an adverse effect on the Company. In August 1996, the Company entered into an Employment Agreement with Mr. Hawley, pursuant to which the Company agreed to employ Mr. Hawley for a term ending on August 25, 1999. The Company has agreed to extend this agreement to January 31, 2001.

       POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. Because the Company sells most of its products on a made-to-order basis with a three-to-four week delivery cycle, it typically operates with about 30 days of backlog. As a result, quarterly sales and operating results generally depend on the volume and timing of orders and the Company's ability to fulfill orders within a quarter, which are difficult to forecast. For example, because one of the Company's fabric suppliers could not supply all of the Company's needs on a timely basis, customer orders representing approximately $1,200,000 in sales were not completed as expected in the fourth quarter of 1997. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand for the Company's products in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company plans to increase certain cash expenditures in connection with the remodeling of existing showrooms and the opening of new showrooms. To the extent that such expenditures precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected. In addition, the Company's operating results are affected by a variety of factors, including consumer tastes, housing activity, interest rates, credit availability and general economic conditions in its selected market. For example, results for the first quarter of fiscal 1998 may be modestly affected by inclement weather in the California market. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the Common Stock would likely be materially adversely affected.

       DEPENDENCE ON SUPPLIERS. The Company obtains its raw materials and some manufactured products from various outside sources and generally has had no difficulty obtaining them. However, the Company is dependent on the continued supply from relatively few suppliers of certain products, components and raw materials, including fabrics, leather, foam, and sleeper and motion mechanisms. Specifically, the Company's 10 largest suppliers accounted for approximately 55.9% of its aggregate purchases in the fiscal year ended February 1, 1998. During the fiscal year ended February 1, 1998, approximately 11.5% of certain products and raw materials purchases consisted of leather purchased from a supplier, constituting approximately 85.8% of the leather purchases made by the Company during this period, and approximately 9.5% of these purchases consisted of pre-cut wood components purchased from a supplier, constituting nearly all of the pre-cut wood component purchases made by the Company. The Company has no supply contract with either of these large suppliers, but instead makes each purchase under a separate purchase order. Both leather and pre-cut wood components are commodities the Company believes it can readily obtain from alternative sources, and from time to time the Company has purchased such commodities from alternative sources. One of the Company's fabric suppliers has been unable to supply all of the Company's needs on a timely basis due to unanticipated customer demand for some of its patterns. As a result, customer orders representing approximately $1,200,000 in sales were not completed as expected in the fourth quarter of fiscal year 1997. The Company is likely to recoup most of these sales in the subsequent period but some sales may be lost due to customer cancellations. Similarly, if the Company could not develop alternative sources of supply of leather, pre-cut wood components or certain other raw materials and products when needed, or could not obtain sufficient single-source products, components and raw materials when needed, the resulting loss of production capability, would adversely affect the Company's results of operations.

       In addition, commodity raw materials are subject to fluctuations in price. Because raw materials make up a substantial part of the cost of goods sold by the Company, price fluctuations could have a material adverse effect on the Company's results of operations. Although the Company has historically absorbed gradual increases in raw material prices, there can be no assurance that the Company will continue to be able to do so in the future. In addition, sharp increases in material prices are more difficult to pass through to the customer in a short period of time and may negatively impact the short-term financial performance of the Company. See "Business --Manufacturing."

        COMPETITION. The home furnishings industry is highly competitive and fragmented, and includes competition from traditional furniture retailers, department stores and discount and warehouse outlets. Certain companies which compete directly with the Company have greater financial and other resources than the Company. The Company competes on a national level with Ethan Allen Inc., Levitz Furniture, Leather Center, Inc., Expressions and traditional department stores, among others. The Company also competes on a regional basis. In New York, New Jersey and Chicago, the Company's primary competitor is Jennifer Convertibles, Inc.,and in the Western United States the Company's primary regional competitors include Homestead House, Inc., The Leather Factory and Norwalk Furniture Corporation (the latter of which also competes in the Midwest market). In Houston, Texas, the Company's primary regional competitor is Star Furniture Company. Expressions, Norwalk Furniture Corporation and Ethan Allen Inc., like the Company, manufacture their own upholstered products and offer custom-crafted furniture similar to that provided by the Company. Levitz Furniture primarily addresses the low to middle end "as shown" market, whereas traditional department stores typically focus on the middle to upper end "as shown" market.

       CYCLICAL NATURE OF THE FURNITURE INDUSTRY. The home furnishings industry historically has been cyclical, fluctuating significantly with general economic cycles. After economic downturns, the home furnishings industry tends to recover more slowly than the general economy. The Company believes that the industry is significantly influenced by economic conditions generally and particularly by consumer behavior and confidence, the level of personal discretionary spending, housing activity, interest rates and credit availability. A prolonged economic downturn would have a material adverse effect on the Company.

       DEPENDENCE ON REGIONAL ECONOMIES. The Company's markets are concentrated in California and the New York City metropolitan area, where 50% and 18%, respectively, of the Company's sales in the fiscal year ended February 1, 1998 originated. Consequently, an economic downturn in either of those states would likely have a disproportionately negative impact on the financial condition of the Company. Management believes the economic indicator most relevant to its operations is consumer confidence. In January 1998, the consumer confidence index, as reported by the Conference Board, for the Middle Atlantic Region, which includes New York, was 102.1, the index for the Pacific Region, which includes California, was 132.7, and the average index for the United States as a whole, was 128.3.

       RELIANCE ON MANUFACTURING FACILITY AND COMPUTER SYSTEM; VULNERABILITY TO EARTHQUAKES. The Company's sole manufacturing plant, as well as the central processing facility for the computer system that contains the Company's business records and links the showrooms to Company headquarters is located in Southern California, an area prone to earthquakes. An earthquake or other natural disaster or work stoppage or other event affecting the normal operations of the business could seriously impair the Company's capacity to continue its manufacturing and retail operations. While the Company intends to implement a disaster recovery system to lessen the impact of such a disaster or other work stoppage, there can be no assurance that the Company will successfully put such a system into operation.

       In addition, the Company is pursuing replacing its computer system with a new enterprise resource planning system to improve order configuration, manufacturing scheduling and distribution processes. In the event that the Company undertakes to replace its current computer system, failure to promptly implement and integrate its system could have a material adverse affect on the Company.

       CONTROL BY PRINCIPAL STOCKHOLDERS. The current management, directors and other principal stockholders of the Company own in the aggregate approximately 70.5% of the issued and outstanding capital stock of the Company on a fully-diluted basis. Furthermore, the Company has entered into a Stockholders Agreement with certain of its stockholders which provides, in part, that the stockholders who are parties to the Stockholders Agreement will vote their shares in any election of directors in a manner that assures the election of directors designated by each of them. The Stockholders Agreement also prohibits the Company from taking certain actions, such as mergers, liquidations or dissolutions, without the approval of the member of the Board of Directors designated by GECC. It is unlikely that any principal stockholder or group of public stockholders acting in concert would be in the position to influence corporate policy, particularly where any such policy could have a detrimental effect on GECC or others of the public stockholders. These factors may have the effect of delaying, deferring or preventing a change in control of the Company.

       POSSIBLE LIMIT ON USE OF OPERATING LOSS CARRYFORWARDS RESULTING FROM CHANGE IN CONTROL As of February 1, 1998, the Company had approximately $37 million of federal net operating loss carryforwards including approximately $10 million which is currently limited by Section 382 of the Internal Revenue Code of 1986, as amended. Also, Section 382 would further limit the Company's use of its operating loss carryforwards if the cumulative ownership change during any three-year period exceeds 50%. As a result of transactions occurring through February 1, 1998 and contemplated by the Offering, the Company will have experienced a cumulative ownership change of approximately 42% as defined in
Section 382. These factors may have the effect of delaying, deferring or preventing a change in control of the Company.

        MARKET FOR THE COMPANY'S COMMON STOCK; POTENTIAL VOLATILITY OF STOCK PRICE. The Company's Common Stock began trading on the American Stock Exchange on March 31, 1998. Prior to that date the Company's common stock traded on the Nasdaq SmallCap Market. There can be no assurances as to the extent or nature of the market for the Company's Common Stock (which is currently thinly traded) or as to the price at which the Company's Common Stock will trade. The market price of the Company's Common Stock may be significantly affected by various factors such as quarterly variations in the Company's operating results, changes in revenue growth rates for the Company as a whole or for specific geographic areas or products, earnings estimates or changes in estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. Further, there have been periods of extreme volatility in the stock market that, in many cases, were unrelated to the operating performance of, or announcements concerning, the issuers of the affected securities. General market declines or volatility in the future could adversely affect the price of the Common Stock. There can be no assurance that the Common Stock will maintain its current market price. Short-term trading strategies of certain investors can have a significant effect on the price of specific securities. Due to sporadic trading, the Company does not believe that an established trading market exists for its Common Stock.

       MAINTAINING LISTING ON AMERICAN STOCK EXCHANGE. The Company began trading on the American Stock Exchange on March 31, 1998. The American Stock Exchange may at its discretion suspend or delist the securities of a company without notice if, in the opinion of the exchange, certain circumstances apply, including any one of the following: the financial condition and/or operating results of the company appear to be unsatisfactory; it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make further dealings on the exchange inadvisable; the Company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company; the company has failed to comply with the listing requirements of the exchange; or any other event has occurred or condition exists that makes further trading on the exchange unwarranted. Because many of these circumstances lie beyond the control of the Company, and because the American Stock Exchange may determine at its discretion whether cause for suspension or delisting exists, there is a risk that the Company may no longer be able to list its shares for trading on the American Stock Exchange or any other stock exchange or market system. In that event, the price of the Common Stock would be materially, adversely affected and the ability of investors to sell their shares of the Common Stock could be seriously impaired.

       POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE. Sales of a substantial number of shares of Common Stock in the public market following the Offering could adversely affect the market price for the Common Stock. Upon completion of the Offering, the Company will have 21,324,428 shares of Common Stock outstanding. Of these shares, 8,436,154 shares are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"). The remaining 12,888,274 shares are "restricted securities," as that term is defined under Rule 144 under the Securities Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned restricted securities for at least one year, including persons who may be deemed "affiliates" of the Company, would be entitled to sell within any three-month period a number of securities that does not exceed the greater of 1% of the number of shares of Common Stock then outstanding or the average weekly trading volume of the Common Stock during the four calendar weeks preceding the date of such sale. In addition, a person who has not been an "affiliate" of the Company at any time during the 90 days preceding a sale and who has beneficially owned the securities proposed to be sold for at least two years would be entitled to sell such securities under Rule 144 without regard to the foregoing limitation. Upon completion of the Offering, executive officers, directors and certain stockholders of the Company, who will beneficially own 9,625,329 shares of Common Stock in the aggregate, have agreed not to offer, sell, contract to sell, or otherwise dispose of, any shares of Common Stock for a period of 120 days, after the date of the Prospectus without prior written consent of Cruttenden Roth Incorporated.

       In addition to the shares of Common Stock currently outstanding, the Company also has outstanding options, warrants, and deferred stock units to purchase an aggregate of 5,147,740 shares of Common Stock. In connection with prior financings and subject to future contingencies, warrants to purchase an additional 1,000,000 shares of Common Stock may become issued by the Company.

       ANTITAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS AND DELAWARE LAW. Certain provisions of the Company's Certificate of Incorporation and of Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for stockholders to participate in tender offers, including tender offers at a price above the then current market value of the Company's Common Stock. See "Description of Capital Stock -- Section 203 of the Delaware General Corporation Law." Such provisions may also inhibit fluctuations in the market price of Company Common Stock that could result from takeover attempts. In addition, while the Company currently has no plans to issue any preferred stock, the Company's Certificate of Incorporation, as amended, authorizes the Board of Directors to issue up to 666,667 shares of Preferred Stock without further stockholder approval. Issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control of the Company. The issuance of additional series of preferred stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. The Board of Directors also has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, the Board of Directors could authorize the issuance of a series of Preferred Stock which would grant to holders preferred rights to the assets of the Company upon liquidation, the right to receive dividends before dividends would be declared to holders of Common Stock, and the right to the redemption of such shares, together with a premium, prior to the redemption of the Common Stock, or such other preferred provisions as the Board of Directors may in its sole discretion deem appropriate. Holders of Common Stock have no redemption rights or other preferences.

       GOVERNMENTAL REGULATION. The Company's operations must meet federal, state and local regulatory standards in the areas of safety, health and environmental pollution and waste control. If the Company fails to comply with these regulations, the Company could be subject to liability ranging from monetary fines and charges to injunctive actions, any of which would adversely affect the Company. Future changes in these regulations could also have a material adverse effect on the Company.

       ABSENCE OF DIVIDENDS. The Company has not paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. Furthermore, dividends are subject to limitations and restrictions under the terms of the Company's indebtedness to various institutional lenders, including a prohibition on the payment of dividends without the prior written consent of the lenders.



ITEM 2. PROPERTIES

      The Company maintains its administrative offices and manufacturing plant in a leased 250,000 sq. ft. facility at 200 North Berry Street, Brea, California. The lease has a remaining term of 11 years with four five-year options and grants the Company certain options to purchase the facility. The Company also leases approximately 275,000 sq. ft. for warehouse and distribution facilities. The Company leases all its retail showrooms with rents either fixed or with fixed minimums coupled with contingent rents based on the Consumer Price Index or a percentage of sales. The Company's 81 showrooms occupy approximately 980,000 sq. ft. of selling space.


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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      On March 31, 1998 the Company's stock began trading on the American Stock Exchange under the ticker symbol KFI. Prior to that date the Company's common stock traded on the Nasdaq SmallCap Market under the ticker symbol SOFA. The following table sets forth the high and low per share prices for the Company's Common Stock for each quarters during the 1997 and 1996 fiscal years. Quotations are as reported by Nasdaq.

                                                1997                 1996
                                           -------------        ------------
                   Quarter                  High    Low          High    Low
                   -------                 -----   -----        -----  -----
                   First ................  $2.06   $1.25        $2.56  $ .88
                   Second ...............   1.81    1.48         1.63    .69
                   Third ................   4.19    1.50         2.19    .50
                   Fourth ...............   3.25    2.13         2.13   1.00

      As of March 2, 1998, there were approximately 355 holders of record of the Company's common stock. The Company has paid no dividends to date and does not expect to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The following data as of and for the year ended February 1, 1998 has been derived from consolidated financial statements appearing elsewhere herein that have been audited by Arthur Andersen LLP, independent public accountants. The following data as of February 2, 1997 and for each of the two years in the period ended February 2, 1997 has been derived from consolidated financial statements appearing elsewhere herein that have been audited by Ernst & Young LLP, independent auditors. The following data as of January 28, 1996, January 29, 1995 and December 31, 1993 and for the years ended December 31, 1994 and 1993 and for the month ended January 29, 1995 has been derived from audited consolidated financial statements not included herein. The following data for the month ended January 30, 1994 is unaudited. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.


                                                                         Fiscal Year Ended
                                      ------------------------------------------------------------------------------------
                                       February 1,       February 2,       January 28,      December 31,      December 31,
                                         1998 (4)          1997 (4)          1996 (4)           1994              1993
                                      ------------      ------------      ------------      ------------      ------------
                                                                               (in thousands except per share data)
RESULTS OF OPERATIONS:
  Net sales                           $    115,201      $    112,737      $    122,319      $    116,471      $     96,894

  Gross profit                              59,048            56,247            62,467            62,949            50,792
  Loss from operations                      (5,594)          (12,447)           (9,388)           (2,398)           (7,852)
  Gain from sale of Mr.
      Coffee stock (2)                         ___               ___               ___            12,115               ___
  Income (loss) before
      extraordinary items                   (7,480)          (13,389)           (8,715)            5,831            (9,751)
  Extraordinary items (3)                      ___               ___               ___              (436)             (221)
  Net income (loss)                         (7,480)          (13,389)           (8,715)            5,395            (9,972)
  Income (loss) per share (1):
      Income (loss) before
          extraordinary items                (0.39)            (1.28)            (2.21)             1.08             (3.88)
      Extraordinary items                      ___               ___               ___             (0.08)            (0.09)
      Net income (loss)                      (0.39)            (1.28)            (2.21)             1.00             (3.97)
  Number of shares used in
      computing income (loss)
          per share (1)                     19,021            10,445             3,950             5,394             2,510


                                                 Month Ended
                                      ------------------------------
                                      January 29,       January  30,
                                       1995(4)(5)         1994 (5)
                                      ------------      ------------

RESULTS OF OPERATIONS:
  Net sales                           $      7,179      $      7,326

  Gross profit                               3,532             3,807
  Loss from operations                      (3,231)           (2,041)
  Gain from sale of Mr.
      Coffee stock (2)                         ___               ___
  Income (loss) before
      extraordinary items                   (3,221)           (2,185)
  Extraordinary items (3)                      ___               ___
  Net income (loss)                         (3,221)           (2,185)
  Income (loss) per share (1):
      Income (loss) before
          extraordinary items                 (.87)             (.63)
      Extraordinary items                      ___               ___
      Net income (loss)                      (0.87)             (.63)
  Number of shares used in
      computing income (loss)
          per share (1)                      3,685             3,490


                                     February 1,      February 2,      January 28,      January 29,     December 31,
                                        1998             1997             1996             1995             1993
                                    ------------     ------------     ------------     ------------     ------------
                                                                     (in thousands)
BALANCE SHEET DATA:
  Total assets                      $     45,312     $     43,087     $     46,866     $     53,750     $     64,749
  Inventories                             16,013           14,013           14,627           18,016           14,690
  Working capital deficiency                (922)          (2,182)          (6,878)          (3,751)          (1,404)
  Intangible assets                       15,557           16,890           18,236           19,910           22,826
  Short-term debt (2)                         22               41               19               17            1,147
  Long-term debt (2)                      13,731            6,306            5,584            2,181           17,700
  Stockholders' equity                     9,892           15,543           13,985           22,700           20,626


(1) Per share amounts reflect the adoption of SFAS 128 and represents diluted per share amounts. See Note 1 to the Consolidated Financial Statements. Previously reported share and per share amounts have been restated to reflect a one-for three reverse stock split effected August 1, 1995.

(2) In August 1994 the Company sold its ownership of 1,500,548 shares of Mr. Coffee common stock for cash of $23.3 million. Proceeds from this sale were used to retire debt of $18.3 million and pay income taxes of $2.1 million with the remainder used for working capital.

(3)   Represents loss from early debt retirement.

(4) In April 1995 the Company changed from a calendar year-end to a fiscal year ending on the last Sunday in January as determined by the 52/53 week retail fiscal year. In connection with the change in fiscal periods, the Company reported a net loss of $3,221,000 for the month ended January 29, 1995. The fiscal year ended February 2, 1997 is a 53-week period while the fiscal years ended February 1, 1998 and January 28, 1996 are 52-week periods.

(5) Average weekly sales (shipments) in January are lower than other months due to seasonally low order rates in the last three weeks of December. Therefore, the operating loss reported in January is higher than other months in the fiscal years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

      The Company has reported losses from operations in each of the past five years due to inefficiencies within its operations and due to an industry-wide softness in retail sales. As a result of such losses, the Company had an accumulated deficit of $41,830,000 and a working capital deficiency of $922,000 at February 1, 1998.

      The Company's management, which underwent a substantial restructuring after the 1996 financings discussed under "Liquidity and Capital Resources," has developed a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, adding new showrooms in existing markets, increasing product prices to competitive levels, reducing promotional discounting, reconfiguring selling commissions, remerchandising, refocusing advertising, improving the manufacturing processes and reducing expenses through budgetary controls. These plans have been implemented since the latter part of fiscal 1996 and are expected to contribute significantly to reducing losses and ultimately returning the Company to profitability; however, there can be no assurance that the Company will achieve profitability.

      Management believes that the Company has sufficient sources of financing to continue operations throughout fiscal 1998. However, the Company's long-term success is dependent upon management's ability to successfully execute its strategic plan and, ultimately, to achieve sustained profitable operations


LIQUIDITY AND CAPITAL RESOURCES

      In recent periods, the Company has utilized its working capital to cover operating deficits and to finance the remodeling and expansion of its showrooms. In fiscal 1998, management plans to remodel and upgrade approximately 26 existing showrooms, as well as add approximately 20 additional showrooms, at an aggregate cost of approximately $7.3 million. Management expects to fund such capital expenditures by internally generated cash and by borrowings under the Company's revolving credit facility. The Company is not contractually committed to make these capital expenditures and could slow its expansion and remodeling program if the Company experiences any liquidity shortages.

      In May 1996, the Company raised approximately $3 million through the issuance of convertible notes to certain related party investors. In August and September 1996, GECC and certain other investors led by Mr. Hawley invested $15.7 million in the Company. In connection with this financing, the Company (i) issued approximately $13.7 million of Common Stock, of which $5 million was purchased by GECC and approximately $3 million was issued to the holders of convertible notes in cancellation thereof; and (ii) issued to GECC a 10% promissory note in the principal amount $5 million, together with a warrant to purchase 1.4 million shares at $.001 per share. Also in connection with this financing, the holders of shares of the Company's pre-existing Preferred Stock agreed to convert their shares into approximately 1.2 million shares of Common Stock.

      On August 14, 1997, the Company completed transactions with two investors in which it issued $3,000,000 of subordinated notes with (i) warrants to purchase an aggregate of 740,000 shares of common stock at $1.25 per share and
(ii) warrants to purchase an aggregate amount of up to 1,000,000 shares of common stock at $0.01 per share which warrants may be completely or partially cancelled depending on the economic performance of the Company in fiscal 1999. Also, the Company arranged a standby credit facility of $3,500,000 which the Company drew down on December 30, 1997. At the time the standby credit facility was drawn down, the Company issued to the investors warrants to purchase an aggregate of up to 560,000 additional shares of common stock at $1.25 per share.

      Also in August 1997, the Company renegotiated the terms of its existing revolving line of credit with Congress Financial Corporation by making a change in the advance rate that will provide greater borrowing capacity. The credit facility currently has a maximum commitment of $10 million, subject to borrowing base limitations. The credit facility expires January 20, 2000, accrues interest at a rate of prime plus 1%, and is secured by substantially all of the Company's assets. As of February 1, 1998, the Company had unused borrowing capacity under its credit facility of approximately $4 million.

      Under the terms of the agreement related to the Company's subordinated notes, as well as under the terms of the revolving credit agreement, the Company is required to maintain certain financial covenants and is prohibited from incurring additional indebtedness from third parties in an amount in excess of $5 million. As of February 1, 1998, the Company was out of compliance with certain of the financial covenants contained in both of the agreements but has obtained waivers. The Company may also be in violation of certain of these covenants as of interim periods during 1998, but has obtained agreements to waive or amend covenants related to these potential default events. Management believes that it will be in compliance with other covenants, but in the event of noncompliance, the Company also believes it can obtain waivers. However, there can be no assurance that additional waivers will be obtained if the Company fails to maintain compliance.

      The Company believes that borrowings under its credit facility and internally generated funds will be sufficient to fund its requirements for working capital and capital expenditures through the end of fiscal year 1998. However, the Company may need to raise additional funds to finance its remodeling and expansion program through either debt or equity financing, and there can be no assurance that the Company's financial performance will generate sufficient funds. The Company currently contemplates that other sources of capital would be available, although this situation could change.

      The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to February 1, 1998 are approximately as follows:
$22,000 in 1998, $60,000 in 1999, $7,879,000 in 2000, $4,227,000 in 2001, and
$4,000,000 in 2002. Management anticipates such payments will be made out of operating cash flow or refinancing.

      As of February 1, 1998, the Company had cash and cash equivalents of $916,000 and borrowing capacity under its revolving credit agreement of $4,000,000. Cash flow activity for the fiscal years ended February 1, 1998, February 2, 1997 and January 28, 1996 is presented in the Consolidated Statements of Cash Flows.

      During April 1998, the Company completed the sale of 2,963,889 shares and received net proceeds of approximately $7.5 million.

      1997 Cash Flow During fiscal 1997, cash and cash equivalents decreased by $311,000. Operating activities used net cash of $4,998,000, principally from a cash loss from operations of $3,806,000 and an increase in inventory of $2,000,000 which was partially offset by an increase in Accounts Payable and Other Liabilities of $753,000. The increase in inventory is principally due to the Company's decision to expand its accessories business. Investing activities during the period included capital expenditures of $3,521,000, nearly all of which was used to remodel certain retail showrooms and open one new showroom. Financing activities during the period consisted principally of net borrowings of $1,813,000 under the Company's revolving credit facility and $6,500,000 borrowed from GECC and JOL. Management plans to continue its program of remodeling and upgrading showrooms as well as to add new showrooms in existing markets; the Company expects to incur costs of approximately $7,300,000 related to this program in fiscal 1998.

      1996 Cash Flow. During fiscal 1996 cash and cash equivalents decreased by $109,000. Operating activities used net cash of $14,315,000, principally from a cash loss from operations of $10,210,000 and decreases in accounts payable and other liabilities of $6,081,000, offset principally by a decrease in inventories of $614,000 and collections of income tax refund receivables of $1,467,000. Investing activities during the year included capital expenditures of $806,000, principally for additions to leasehold improvements at certain retail showrooms. Financing activities during fiscal 1996 were comprised principally of proceeds from issuances of common stock of $10,669,000 less expenses of $448,000, proceeds of $2,950,000 from issuances of convertible and demand notes (subsequently converted into common stock, together with interest of $116,000) and the issuance of a subordinated note of $5,000,000, offset by net payments of $3,516,000 under the Company's revolving credit facility.

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

                                                       Fiscal Year Ended
                                            ------------------------------------------
                                            February 1,    February 2,    January 28,
                                                1998           1997           1996
                                           ------------    ------------   ------------
Net sales                                         100.0%          100.0%         100.0%
Cost of sales                                      48.7            50.1           48.9
                                           ------------    ------------   ------------
Gross profit                                       51.3            49.9           51.1
Operating expenses:
    Selling                                        47.3            51.1           49.3
    General and administrative                      7.9             9.0            8.7
    Amortization of goodwill                        0.9             0.9            0.8
                                           ------------    ------------   ------------
                                                   56.1            61.0           58.8
                                           ------------    ------------   ------------
Loss from operations                               (4.8)          (11.1)          (7.7)
Interest expense                                   (1.5)           (1.1)          (0.6)
Other income (expense)                             (0.1)            0.3            0.1
                                           ------------    ------------   ------------
Loss before income taxes                           (6.4)          (11.9)          (8.2)
Income tax benefit                                   --              --           (1.1)
                                           ------------    ------------   ------------
Net loss                                           (6.4)%         (11.9)%         (7.1)%
                                           ============    ============   ============


STORE (SHOWROOM) DATA                                              Fiscal Year Ended (3)
                                                      -------------------------------------------
                                                       February 1,   February 2,      January 28,
                                                          1998           1997            1996
                                                      ------------   ------------    ------------
Stores open at beginning of period                              82             83              89
Stores opened during period                                      1              1               4
Stores closed during period                                      2              2              10
                                                      ------------   ------------    ------------
Stores open at end of period                                    81             82              83
Average sales per showroom (1)(in 000's)                     1,422          1,361           1,432
Comparable store sales increase (decrease) (2)                2.7%         (6.0%)          (2.9%)


(1) Based upon the weighted average number of stores open during the period indicated.
(2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.
(3) Fiscal 1997 and 1995 were 52 week years while fiscal 1996 was a 53 week year.


52 WEEKS ENDED FEBRUARY 1, 1998 (FISCAL 1997) AS COMPARED TO 53 WEEKS ENDED FEBRUARY 2, 1997 (FISCAL 1996)

      Net Sales. Net sales for fiscal 1997, a 52 week fiscal period, were $115,201,000 compared with $112,737,000 for fiscal 1996, a 53 week fiscal period. Sales for the 53rd week of fiscal 1996 totaled $3,417,000; on a comparable 52 week basis, sales increased $5,881,000 or 5.4% with same store sales increasing 5.9%. The increase in sales is due principally to management's strategy of remodeling existing showrooms to provide a more appealing setting for customers (16 showrooms were remodeled in fiscal 1997), to management's strategies of developing new products, increasing the promotion and sale of accessories and revamping the marketing and sales promotion program and to improved economies in selected regions where the Company operates

      Gross Profit. Gross profit was 51.3% of net sales in fiscal 1997 compared with 49.9% of net sales in fiscal 1996. The increase in gross profit resulted primarily from the Company's decision in the third quarter of fiscal 1996 to raise prices to competitive levels and reduce promotional discounting.

      Selling Expenses. Selling expenses were $54,481,000 or 47.3% of net sales in fiscal 1997 and were $57,573,000 or 51.1% of net sales in fiscal 1996. The decrease of $3,092,000 in selling expenses was primarily due to a decrease of $1,737,000 in variable selling payroll, resulting from a new commission structure, and decreases of $1,044,000 and $554,000 in store non-payroll expenses and delivery expenses, respectively, resulting primarily from tighter cost controls, offset in part by increased advertising costs of $574,000.

      General and Administrative Expenses. General and administrative expenses for fiscal 1997 were $9,141,000 compared to $10,101,000, for fiscal 1996, a decrease of $960,000. This decrease was primarily the result of lower costs generally and specifically lower professional fees, contract labor costs and computer rental and maintenance costs which were offset in part by higher management payroll costs.

      Interest Expense. Interest expense for fiscal 1997 increased by $493,000 over fiscal 1996 due to higher average debt outstanding.

      Income Taxes. The Company paid no taxes and no tax benefit was recorded for either of fiscal 1997 or 1996 due to uncertainties regarding the realization of deferred tax assets available.

      As of February 1, 1998, the Company had federal net operating loss carryforwards of approximately $37 million which begin to expire in 2003, if not utilized. As a result of various equity transactions, one of the Company's subsidiaries has experienced a change of ownership as defined in the Internal Revenue Code. As a result of these ownership changes and other provisions of the Internal Revenue Code, utilization of approximately $10 million of these net operating loss carryforwards is limited to the future income of one of the Company's subsidiaries and is further limited to approximately $1 million per year on a cumulative basis. As of February 1, 1998, approximately $4 million of the limited losses were available. In addition, the Company had state net operating loss carryforwards of approximately $30 million which begin to expire in the year 1998, if not utilized.

      The valuation allowance for deferred tax assets totaled $16,304,000 at February 1, 1998 and $13,643,000 at February 2, 1997. The valuation allowance increased since the realization of net deferred tax assets is uncertain.

      Net Loss. As a result of the above factors, the net loss was $7,480,000 for fiscal 1997 as compared to a net loss of $13,389,000 for fiscal 1996. Net loss per share in the 1997 period was $0.39 based on 19,021,000 shares outstanding. In fiscal 1996 the net loss per share was $1.28 based on 10,445,000 weighted average shares outstanding.


53 WEEKS ENDED FEBRUARY 2, 1997 (FISCAL 1996) AS COMPARED TO 52 WEEKS ENDED JANUARY 28, 1996 (FISCAL 1995)

      Net Sales. Net sales were $112,737,000 in fiscal 1996, a decrease of 7.8% from sales in fiscal 1995; same store sales decreased 6.0% between years. The sales decrease was due to a combination of factors including (1) an industry-wide softness in retail sales, (2) insufficient cash during the first eight months of fiscal 1996 to timely purchase raw materials needed for the manufacture of customer orders, and (3) the Company's decision in the third quarter of fiscal 1996 to raise prices to competitive levels and reduce promotional discounting.

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

      Selling Expenses. Selling expenses for fiscal 1996 were $57,573,000, representing a decrease of $2,684,000 from fiscal 1995. Selling expenses were 51.1% of net sales in fiscal 1996 as compared to 49.3% in fiscal 1995. Selling expenses increased as a percentage of sales primarily due to fixed showroom expenses applied to lower sales volume. Also, commissions, delivery expenses and advertising expenses were higher as a percentage of sales, offset in part by certain expenses which were lower as a result of having fewer stores operating in fiscal 1996. Showroom preopening expenses are a component of the Company's selling expenses. The Company has historically capitalized these expenses and amortized them over periods ranging from 12-24 months subsequent to the opening of the showroom. After 1996 the Company amortized these expenses for new showrooms over a period of not more than 12 months subsequent to opening of the showroom. Management believes that had it reduced the amortization period to a minimum of 12 months in any of the periods presented in the consolidated financial statements, such reduction would not have had a material effect on the Company's consolidated financial position or results of operations.

      General and Administrative Expenses General and administrative expenses increased as a percentage of sales from 8.7% to 9.0% due primarily to a lower sales base in fiscal 1996; however, in total dollars, general and administrative expenses decreased by

$477,000 due principally to general cost reductions offset somewhat by higher employee termination expenses and professional fees.

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

      Net Loss. Although net loss in fiscal 1996 increased to $13,389,000 from $8,715,000 in fiscal 1995, an increase of 54%, net loss per share decreased to $1.28 in fiscal 1996 as compared to $2.21 in fiscal 1995, a decrease of 42%. The change is due primarily to the increase in the weighted average number of Company shares outstanding from 3,950,000 in fiscal 1995 to 10,445,000 in fiscal 1996 attributable to the issuance of 14,912,000 shares of the Company's common stock in connection with the August and September 1996 financings discussed above.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As previously disclosed, the Board of Directors of the Company, upon the recommendation of the Audit Committee of the Board on September 19, 1997, terminated the Company's relationship with Ernst & Young LLP and engaged Arthur Andersen LLP as its new independent accountants to audit the Company's consolidated financial statements. The reports of Ernst & Young LLP on the Company's consolidated financial statements for the two years ended February 2, 1997 did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During this two-year period and thereafter there were no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report. The Company has authorized Ernst & Young LLP to respond fully to inquiries from Arthur Andersen LLP concerning all matters relating to prior audits conducted by Ernst & Young LLP.

      The Company interviewed Arthur Andersen LLP before making its decision. During this interview Company representatives sought information concerning the potential auditor's familiarity with accounting matters affecting the furniture manufacturing and furniture retail industries and the Company. No specific advice was sought. The Company did not perceive that there were any differences with regard to substantive accounting issues between Arthur Andersen LLP and the Company's prior auditors.

      The Company has supplied a copy of this disclosure to both Ernst & Young LLP and Arthur Andersen LLP and neither has indicated to the Company that it objects or disagrees with this disclosure.


                                    PART III

      The information required by Items 10 through 13 of this Part is incorporated by reference from the Company's Proxy Statement, under the captions "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", "Compensation of Executive Officers" and "Certain Relationships and Related Transactions", which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held in June, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                       Page No.
                                                                                       --------

Report of Arthur Andersen LLP, Independent Public Accountants                             23

Report of Ernst & Young LLP, Independent Auditors                                         24

Consolidated Balance Sheet at February 1, 1998 and  February 2, 1997                      25

Consolidated Statement of Operations for the years ended February 1, 1998,
    February 2, 1997 and January 28, 1996                                                 26

Consolidated Statement of Stockholders' Equity for the years ended February 1, 1998,
    February 2, 1997 and January 28, 1996                                                 27

Consolidated Statement of Cash Flows for the years ended  February 1, 1998,
    February 2, 1997 and January 28, 1996                                                 28

Notes to Consolidated Financial Statements                                                29

Schedule II- Valuation and Qualifying Accounts                                            40

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

3.1(a) Certificate of Amendment of Certificate of Incorporation dated November 28, 1994. (5)

3.1(b) Certificate of Amendment of Certificate of Incorporation dated August 1, 1995.(6)

3.1(c) Certificate of Amendment of Certificate of Incorporation dated June 7,1996.(7)

3.1(d) Certificate of Amendment of Certificate of Incorporation dated August 1, 1996.(7)

3.2       By Laws.(1)

4.1 Loan and Security Agreement dated January 20, 1995 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation. (3)

4.1(a) First Amendment to Loan and Security Agreement dated as of May 10, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(6)

4.1(b) Second Amendment to Loan and Security Agreement dated as of August 26, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(14)

4.1(c) Third Amendment to Loan and Security Agreement dated as of November 25, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(14)

4.1(d) Amended and Restated Subordination Agreement dated as of August 26, 1996 by and between Congress Financial Corporation (Western) and Krause's Furniture, Inc.(14)

4.1(e) Fourth Amendment to Loan and Security Agreement dated as of August 14, 1997 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(12)

4.1(f) Fifth Amendment to Loan and Security Agreement dated as of December 11, 1997 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.

4.1(g) Letter agreement between Krause's Furniture, Inc. and Congress Financial Corporation (Western).(12)

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

10.8 Form of Registration Rights Agreement among the Company and GECC and certain other stockholders of the Company dated as of August 26, 1996.(8)

10.9      Employment agreement with Philip M. Hawley.(8)

10.10     1997 Stock Incentive Plan. (9)


10.11 Supplemental Securities Purchase Agreement among Krause's Furniture, Inc., General Electric Corporation and Japan Omnibus Ltd., dated as of August 14, 1997. (12)

10.12 Letter agreement dated August 14, 1997 regarding Permal Group shares.(12)

10.13 Letter agreement dated August 14, 1997 regarding warrant dilution provisions.(12)

11        Statement regarding computation of per share earnings.

21        Subsidiaries.

23.1      Consent of Arthur Andersen LLP, Independent Public Accountants.

23.2      Consent of Ernst & Young LLP, Independent Auditors.

27        Financial Data Schedule.

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

(6) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated as of January 28, 1996 (File No. 0-17868).

(7) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of July 28, 1996 (File No. 0-17868).

(8) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 26, 1996 (File No. 0-17868).

(9) Incorporated herein by reference to Exhibits to Registrant's Form S-1 dated March 12, 1997 (File No. 333-19485).

(10) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated May 2, 1997 (File No. 0-17868).

(11) Incorporated herein by reference to Exhibits to Registrant's Proxy Statement on Schedule 14A dated May 7, 1997 (File No. 0-17868).

(12) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 14, 1997 (File No. 0-17868).

(13) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of December 17, 1997 (File No. 0-17868).

(14) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated as of May 2, 1997 (File No. 0-17868)


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

                                               KRAUSE'S FURNITURE, INC.



Date: April 30, 1998   By: /s/ Philip M. Hawley
                           -------------------------------
                           Philip M. Hawley
                           Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 30, 1998       /s/ Philip M. Hawley
                           -------------------------------
                           Philip M. Hawley
                           Chairman of the Board and Chief Executive Officer
                           (Principal Executive Officer)

Date: April 30, 1998       /s/ Thomas M. DeLitto
                           -------------------------------
                           Thomas M. DeLitto
                           Director and Vice Chairman of the Board

Date: April 30, 1998       /s/ Robert A. Burton
                           -------------------------------
                           Robert A. Burton
                           Senior Vice President and Chief Financial Officer
                           (Principal Financial Officer and Principal Accounting
                           Officer)

Date: April 30, 1998       /s/ Kamal G. Abdelnour
                           -------------------------------
                           Kamal G. Abdelnour
                           Director

Date: April 30, 1998       /s/ Jeffrey H. Coats
                           -------------------------------
                           Jeffrey H. Coats
                           Director

Date: April 30, 1998       /s/  Peter H. Dailey
                           -------------------------------
                           Peter H. Dailey
                           Director

Date: April 30, 1998       /s/  John A. Gavin
                           -------------------------------
                           John A. Gavin
                           Director

                               INDEX TO EXHIBITS

Exhibit
Number    Description
-------   -----------

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

4.1(d) Amended and Restated Subordination Agreement dated as of August 26, 1996 by and between Congress Financial Corporation (Western) and Krause's Furniture, Inc.

4.1(e) Fourth Amendment to Loan and Security Agreement dated as of August 14, 1997 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(12)

4.1(f) Fifth Amendment to Loan and Security Agreement dated as of December 11, 1997 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.

4.1(g) Letter agreement between Krause's Furniture, Inc. and Congress Financial Corporation (Western).(12)

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

10.8 Form of Registration Rights Agreement among the Company and GECC and certain other stockholders of the Company dated as of August 26, 1996.(8)

10.9      Employment agreement with Philip M. Hawley.(8)

10.10     1997 Stock Incentive Plan. (9)


10.11 Supplemental Securities Purchase Agreement among Krause's Furniture, Inc., General Electric Corporation and Japan Omnibus Ltd., dated as of August 14, 1997. (12)

10.12 Letter agreement dated August 14, 1997 regarding Permal Group shares.(12)

10.13 Letter agreement dated August 14, 1997 regarding warrant dilution provisions.(12)

11        Statement regarding computation of per share earnings.

21        Subsidiaries.

23.1      Consent of Arthur Andersen LLP, Independent Public Accountants.

23.2      Consent of Ernst & Young LLP, Independent Auditors.

27        Financial Data Schedule.

----------------
(1) Incorporated herein by reference to Exhibits to Registrant's Form S-4 dated June 19, 1992 (File No. 33-48725).

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

(6) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated as of January 28, 1996 (File No. 0-17868).

(7) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of July 28, 1996 (File No. 0-17868).

(8) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 26, 1996 (File No. 0-17868).

(9) Incorporated herein by reference to Exhibits to Registrant's Form S-1 dated March 12, 1997 (File No. 333-19485).

(10) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated May 2, 1997 (File No. 0-17868).

(11) Incorporated herein by reference to Exhibits to Registrant's Proxy Statement on Schedule 14A dated May 7, 1997 (File No. 0-17868).

(12) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 14, 1997 (File No. 0-17868).

(13) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of December 17, 1997 (File No. 0-17868).

          REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Krause's Furniture, Inc.

      We have audited the accompanying consolidated balance sheet of Krause's Furniture, Inc. as of February 1, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Krause's Furniture, Inc. as of February 1, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                       /s/  ARTHUR  ANDERSEN LLP


Orange County, California
March 11, 1998

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Krause's Furniture, Inc.

      We have audited the accompanying consolidated balance sheet of Krause's Furniture, Inc. as of February 2, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended February 2, 1997 and January 28, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a) as it relates to the fiscal years ended February 2, 1997 and January 28, 1996. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      The Company has reported losses from operations in each of the past five years, projects that it will incur a net loss for the year ending February 1, 1998 and may be required to obtain a waiver as of February 1, 1998 with respect to compliance with covenants contained in its revolving credit agreement. Management's plan for meeting obligations as they become due is summarized in
Note 2 to the consolidated financial statements.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krause's Furniture, Inc. at February 2, 1997 and the consolidated results of its operations and its cash flows for the fiscal years ended February 2, 1997 and January 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, as it relates to the fiscal years ended February 2, 1997 and January 28, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                       /s/ ERNST & YOUNG LLP


Orange County, California
March 28, 1997,
except for Note 2, as to which the date is December 17, 1997

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              February 1,      February 2,
                                                                                 1998             1997
                                                                             ------------     ------------
                                                ASSETS
Current assets:
    Cash and cash equivalents                                                $        916     $      1,227
    Accounts receivable, net of allowance for doubtful
        accounts of $164 ($327 at February 2, 1997)                                 1,148            1,120
    Inventories                                                                    16,013           14,013
    Prepaid expenses                                                                  515            1,193
                                                                             ------------     ------------
        Total current assets                                                       18,592           17,553

Property, equipment, and leasehold improvements, net                                8,577            6,389
Goodwill, net                                                                      14,366           15,386
Leasehold interests, net                                                            1,191            1,504
Other assets                                                                        2,586            2,255
                                                                             ------------     ------------
                                                                             $     45,312     $     43,087
                                                                             ============     ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $      8,111     $      7,506
    Accrued payroll and related expenses                                            1,993            1,468
    Other accrued liabilities                                                       3,967            5,099
    Customer deposits                                                               5,421            5,621
    Notes payable                                                                      22               41
                                                                             ------------     ------------
        Total current liabilities                                                  19,514           19,735

Long-term liabilities:
    Notes payable                                                                  13,731            6,306
    Other                                                                           2,175            1,503
                                                                             ------------     ------------
        Total long-term liabilities                                                15,906            7,809

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value; 666,667 shares
        authorized; no shares outstanding                                              --               --
    Common stock, $.001 par value; 35,000,000 shares authorized;
        19,020,539 shares outstanding                                                  19               19
    Capital in excess of par value                                                 51,703           49,874
    Accumulated deficit                                                           (41,830)         (34,350)
                                                                             ------------     ------------
        Total stockholders' equity                                                  9,892           15,543
                                                                             ------------     ------------
                                                                             $     45,312     $     43,087
                                                                             ============     ============


                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        Fiscal Years Ended
                                          ------------------------------------------------
                                          February 1,       February 2,       January 28,
                                              1998              1997              1996
                                          ------------      ------------      ------------

Net sales                                 $    115,201      $    112,737      $    122,319
Cost of sales                                   56,153            56,490            59,852
                                          ------------      ------------      ------------
Gross profit                                    59,048            56,247            62,467
Operating expenses:
    Selling                                     54,481            57,573            60,257
    General and administrative                   9,141            10,101            10,578
    Amortization of goodwill                     1,020             1,020             1,020
                                          ------------      ------------      ------------
                                                64,642            68,694            71,855
                                          ------------      ------------      ------------
Loss from operations                            (5,594)          (12,447)           (9,388)
Interest expense                                (1,723)           (1,230)             (721)
Other income (expense)                            (163)              288                67
                                          ------------      ------------      ------------
Loss before income taxes                        (7,480)          (13,389)          (10,042)
Income tax benefit                                --                --              (1,327)
                                          ------------      ------------      ------------
Net loss                                  $     (7,480)     $    (13,389)     $     (8,715)
                                          ============      ============      ============

Basic and diluted loss per share          $      (0.39)     $      (1.28)     $      (2.21)
                                          ============      ============      ============

Number of shares used in computing
    loss per share                              19,021            10,445             3,950
                                          ============      ============      ============


                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                         Convertible                                      Capital in
                                       Preferred Stock               Common Stock         Excess of                       Total
                                   ----------------------      ----------------------        Par       Accumulated    Stockholders'
                                    Shares        Amount        Shares        Amount        Value         Deficit        Equity
                                   --------      --------      --------      --------     ----------   -----------    -------------
Balance at January 29, 1995             484      $ 10,455        11,055      $     11      $ 24,480      $(12,246)      $ 22,700
Conversion of Series B
  preferred stock                      (119)       (2,674)        1,190             1         2,673          --             --

Reverse stock split                    (235)         --          (8,163)           (8)            8          --             --

Conversion of Series A
  preferred stock                       (12)         (258)           39          --             258          --             --

Net loss                               --            --            --            --            --          (8,715)        (8,715)
                                   --------      --------      --------      --------      --------      --------       --------

Balance at January 28, 1996             118         7,523         4,121             4        27,419       (20,961)        13,985

Conversion of Series A
  preferred stock                      (118)       (7,523)        1,177             1         7,522          --             --

Exchange of notes payable and
  related interest for common          --            --           3,066             3         3,063          --            3,066
  stock

Issuance of common stock for
  cash, net of expenses of $448        --            --          10,669            11        10,210          --           10,221

Issuance of common stock
  purchase warrant                     --            --            --            --           1,400          --            1,400

Compensation expense on
  stock option grant                   --            --            --            --             293          --              293

Repurchase of common stock             --            --             (12)         --             (33)         --              (33)

Net loss                               --            --            --            --            --         (13,389)       (13,389)
                                   --------      --------      --------      --------      --------      --------       --------
Balance at February 2, 1997            --            --          19,021            19        49,874       (34,350)        15,543

Issuance of common stock
  purchase warrant                     --            --            --            --           1,625          --            1,625

Compensation expense on
  stock option grant                   --            --            --            --             204          --              204

Net loss                               --            --            --            --            --          (7,480)        (7,480)
                                   --------      --------      --------      --------      --------      --------       --------
Balance at February 1, 1998            --        $   --          19,021      $     19      $ 51,703      $(41,830)      $  9,892
                                   ========      ========      ========      ========      ========      ========       ========


                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             Fiscal Years Ended
                                                              -----------------------------------------------
                                                              February 1,       February 2,       January 28,
                                                                 1998               1997              1996
                                                              -----------       -----------       -----------
Cash flows from operating activities:
Net loss                                                      $    (7,480)      $   (13,389)      $    (8,715)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
     Depreciation and amortization                                  2,431             2,561             2,760
     Deferred income taxes                                           --                --                 920
     Other non-cash charges                                         1,243               618               283
   Change in assets and liabilities:
     Accounts receivable                                              (28)             (334)              404
     Inventories                                                   (2,000)              614             3,389
     Prepaid expenses and other assets                                283               229             1,210
     Income tax refund receivable                                    --               1,467            (1,467)
     Accounts payable and accrued liabilities                         753            (4,688)           (2,166)
     Customer deposits                                               (200)           (1,393)              205
                                                              -----------       -----------       -----------
            Net cash used by operating activities                  (4,998)          (14,315)           (3,177)
                                                              -----------       -----------       -----------

Cash flows from investing activities:
    Capital expenditures                                           (3,521)             (806)           (1,883)
    Proceeds from sale-leaseback                                     --                --               1,039
                                                              -----------       -----------       -----------
            Net cash used by investing activities                  (3,521)             (806)             (844)
                                                              -----------       -----------       -----------

Cash flows from financing activities:
    Proceeds from long-term borrowings                            145,458           143,002           141,371
    Principal payments on long-term debt                         (137,250)         (138,178)         (137,966)
    Proceeds from issuance of common stock                           --              10,221              --
    Other                                                            --                 (33)             --
                                                              -----------       -----------       -----------
            Net cash provided  by financing activities              8,208            15,012             3,405
                                                              -----------       -----------       -----------
Net decrease in cash                                                 (311)             (109)             (616)
Cash and cash equivalents at beginning of year                      1,227             1,336             1,952
                                                              -----------       -----------       -----------
Cash and cash equivalents at end of year                      $       916       $     1,227       $     1,336
                                                              ===========       ===========       ===========

Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest                                                  $       754       $       466       $       543
    Income taxes                                                     --                   9              --
  Noncash investing and financing activities:
    Preferred stock converted into common stock                      --               7,523             2,932
    Exchange of notes payable and related accrued
        interest for common stock                                    --               3,066              --
    Issuance of common stock purchase warrant                       1,625             1,400              --


                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

      The consolidated financial statements include the accounts of Krause's Furniture, Inc., (the "Company") and its wholly owned subsidiaries, including the Company's principal subsidiary, Krause's Custom Crafted Furniture Corp., formerly known as Krause's Sofa Factory ("Krauses"). In April 1995, the Company changed its fiscal year from a calendar year-end to a fiscal year ending on the last Sunday of January as determined by the 52/53 week retail fiscal year. The fiscal year ended February 1, 1998 (fiscal 1997) is a 52-week period; the fiscal year ended February 2, 1997 (fiscal 1996) is a 53-week period; and the fiscal year ended January 28, 1996 (fiscal 1995) is a 52-week period. All significant intercompany transactions and balances have been eliminated.

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

      Certain reclassifications of previously reported financial information were made to conform to the fiscal 1997 presentation.


Business

      Krause's manufactures made-to-order sofas, sofabeds, loveseats and chairs, and sells these products (as well as externally-sourced products) through its own chain of retail showrooms. As of February 1, 1998 there were 81 Company-owned showrooms, all of which are leased, located in 12 states.


Cash and cash equivalents

      Cash and cash equivalents include cash on hand, cash in money market accounts and certificates of deposit with original maturities of less than three months, carried at cost, which approximates fair value.


Fair values of financial instruments

      Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity. The fair values of the secured revolving credit note, the subordinated notes, and other notes are based on borrowing rates currently available to the Company for loans with similar terms or maturity and approximate the carrying amounts reflected in the accompanying consolidated financial statements.

Inventories

      Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:


                         February 1,    February 2,
                             1998          1997
                        ------------   ------------
                              (in thousands)
Finished goods          $     12,368   $     10,693
Work in progress                  66            254
Raw materials                  3,579          3,066
                        ------------   ------------
                        $     16,013   $     14,013
                        ============   ============

Showroom pre-opening expenses

      Showroom pre-opening expenses are capitalized and amortized over periods of up to 12 months subsequent to opening of the showroom.


Closed store expenses

      Future expenses, such as rent and real estate taxes, net of estimated sublease recovery, relating to closed showrooms are charged to operations upon a formal decision to close the showroom.


Property, equipment and leasehold improvements

      Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are amortized on a straight line basis over the shorter of the estimated useful life or the term of the lease. Depreciation and amortization expense was $1,099,000 in fiscal 1997, $1,073,000 in fiscal 1996, and $1,100,000 in fiscal 1995. Property, equipment and leasehold improvements are summarized as follows:


                                                       February 1,      February 2,
                                                          1998             1997
                                                      ------------     ------------
                                                              (in thousands)
Leasehold improvements                                $     10,708     $      9,241
Construction in progress                                     1,922              463
Machinery and equipment                                      3,014            2,962
Office and store furniture                                     886              872
                                                      ------------     ------------
                                                            16,530           13,538
Less accumulated depreciation and amortization              (7,953)          (7,149)
                                                      ------------     ------------
                                                      $      8,577     $      6,389
                                                      ============     ============


      During late 1994 and early 1995, the Company constructed a showroom in Dallas, Texas on leased land. The building was sold in May 1995 for $1,039,000 to an unrelated party and leased back for a period of 250 months. The sale resulted in a gain of $364,000, which was deferred and is being amortized over the term of the lease.

Goodwill

      Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over 20 years. Accumulated amortization amounted to $5,960,000 as of February 1, 1998 and $4,940,000 as of February 2, 1997.

      Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon its analysis, management believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill exists at February 1, 1998. The Company's analysis at February 1, 1998 is based on an estimate of future undiscounted cash flows using forecasts contained in the Company's operating plan. Should the results of the operating plan not be achieved, future analyses may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long-lived assets, in which case the carrying value of such assets should be written down to fair value. The Company's historical results of operations and its cash flows in fiscal years 1997, 1996, and 1995 indicate that it is at least reasonably possible that such circumstances could arise in fiscal 1998.


Leasehold interests

      Leasehold interests represent the present value of the excess of fair market value lease rates on certain retail facility leases as compared to the stated lease rates contained in the leases as determined at the date the leases were acquired. Amortization of leasehold interests is on a straight-line basis over the remaining lease terms. Accumulated amortization amounted to $2,132,000 as of February 1, 1998 and $1,819,000 as of February 2, 1997.


Revenue recognition

      Sales are recorded when goods are delivered to the customer. The Company provides for estimated customer returns and allowances by reducing sales or by a charge to operations, as appropriate, in the period of the sale.


Advertising expenses

      Advertising costs, which are principally newspaper ads, mail inserts and radio spots, are charged to expense as incurred. Advertising expenses in the fiscal years ended February 1, 1998, February 2, 1997, and January 28, 1996 were $11,758,000, $11,184,000 and $11,181,000, respectively.


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

Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", and No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in fiscal 1998. The impact of adoption of these pronouncements is not expected to be material to the Company's financial position or results of operations.


Loss per share

      Loss per share for fiscal 1997, 1996 and 1995 was computed based on the weighted average number of common shares outstanding during each period since common stock equivalents were antidilutive. If the conversions of preferred stock during the years ended February 2, 1997 and January 28, 1996, had occurred at the beginning of the years, the net loss per share would have been $1.20 and $2.11, respectively.

The Company has adopted SFAS 128, "Earnings Per Share", and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Because the impact of options and warrants are antidilutive, there is no difference between the loss per share amounts computed for basic and diluted purposes. Also, the adoption of SFAS 128 resulted in no change in amounts previously reported.


Credit risk

      Finance options are offered to customers through non-affiliated third parties, at no material risk to the Company. Non-financed retail consumer receivables are collected during the normal course of operations. There is no significant concentration of credit risk and credit losses have been minimal.


2.    OPERATIONS

      The Company has reported losses from operations in each of the past five years due to inefficiencies within its operations and due to an industry-wide softness in retail sales. As a result of such losses, the Company had an accumulated deficit of $41,830,000 and a working capital deficiency of $922,000 at February 1, 1998.

      On August 26, 1996 and September 10, 1996, the Company completed transactions with investors in which the Company received cash proceeds of $15,669,000 from financings through issuances of $10,669,000 of common stock, at $1 per share, and a $5,000,000 subordinated note (the "Original Note") with a warrant to purchase 1,400,000 shares of common stock at $.001 per share. In addition, $950,000 of convertible notes and $2,000,000 of demand notes (issued between May 13, 1996 and July 2, 1996 to related parties) together with accrued interest of $116,251 were exchanged for 3,066,251 shares of common stock, and shares of Series A preferred stock were converted into 1,176,950 shares of common stock. Also the Company's revolving credit agreement was amended to extend the expiration date, reduce the interest rate and provide for an increase in borrowing availability.

      On August 14, 1997, the Company completed transactions with two investors in which it issued $3,000,000 of subordinated notes with (i) warrants to purchase an aggregate of 740,000 shares of common stock at $1.25 per share and
(ii) warrants to purchase an aggregate amount of up to 1,000,000 shares of common stock at $0.01 per share which warrants may be completely or partially cancelled depending on the economic performance of the Company in fiscal 1999. Also, the Company arranged a standby credit facility of $3,500,000 which the Company drew down on December 30, 1997. At the time the standby credit facility was drawn down, the Company issued to the investors warrants to purchase an aggregate of up to 560,000 additional shares of common stock at $1.25 per share.

      In conjunction with the 1997 financing described above, the Company issued a new 9.5% Subordinated Note due August 31, 2002 (the "Replacement Note") in the principal amount of $5,501,091, to replace the Company's Original Note due August 31, 2001, in the principal amount of $5,000,000 and certain additional notes in aggregate principal amount of

$501,091 reflecting related accrued interest. The Replacement Note is payable semiannually, on a straight-line basis over three years beginning February 2000; whereas, the Original Note was payable semiannually, on a straight-line basis over three years beginning February 1999.

      Also in August 1997, the Company renegotiated the terms of its revolving credit agreement by, among other things, making a change in the advance rate which provided greater borrowing capacity.

      Under the terms of the agreement related to the Company's subordinated notes, as well as under the terms of the revolving credit agreement, the Company is required to maintain certain financial covenants and is prohibited from incurring additional indebtedness from third parties in an amount in excess of $5 million. As of February 1, 1998, the Company was out of compliance with certain of the financial covenants contained in both of the agreements but has obtained waivers. The Company may also be in violation of certain of these covenants as of interim periods during 1998, but has obtained agreements to waive or amend covenants related to these potential default events. Management believes it will be in compliance with other covenants, but in the unlikely event of noncompliance, the Company also believes it can obtain waivers. However, there can be no assurance that additional waivers will be obtained if the Company fails to maintain compliance. Any default under the documents governing indebtedness of the Company could have a significant adverse effect on the financial position, results of operations or liquidity of the Company

      The Company's management, which underwent a substantial restructuring after the 1996 financing described above, has developed a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, opening new showrooms in existing markets, increasing product prices to competitive levels, reducing promotional discounting, reconfiguring selling commissions, remerchandising, refocusing advertising, improving the manufacturing process and reducing expenses through budgetary controls. In the opinion of management, all of these plans have been implemented and are expected to contribute significantly to reducing losses and, ultimately, returning the Company to profitability; however, there can be no assurance that the Company will achieve profitability. Management believes that the Company has sufficient sources of financing to continue operations and fund its plan to remodel showrooms and open new showrooms throughout fiscal 1998; however, if this is not the case, the Company will need to obtain additional capital and there can be no assurance that any additional equity or debt financing will be available. The Company's long-term success is dependent upon management's ability to successfully execute its strategic plan and, ultimately, to achieve sustained profitable operations.


3.    NOTES PAYABLE

        Notes payable consist of the following:

                                                                       February 1,      February 2,
                                                                          1998              1997
                                                                       -----------      -----------
                                                                              (in thousands)
Secured revolving credit notes                                         $     3,812      $     1,999
Subordinated notes payable to shareholders                                  12,001            5,133
Unamortized debt discount, net of accumulated amortization of
  $590,000 at February 1, 1998 and $137,000 at February 2, 1997             (2,435)          (1,263)
Other notes                                                                    375              478
                                                                       -----------      -----------
                                                                            13,753            6,347
Less current portion                                                            22               41
                                                                       -----------      -----------
                                                                       $    13,731      $     6,306
                                                                       ===========      ===========

      The secured revolving credit notes were issued under a revolving credit agreement between Krause's and a financial institution (the "financial institution") that expires in January 2000. The credit agreement, which was most recently amended December 11, 1997, provides for revolving loans of up to $10 million based on the value of inventories. As of February 1,1998, borrowing under the revolving credit facility was limited to approximately $7.8 million, as defined in the agreement. Substantially all of Krause's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loans is payable monthly at the rate of 1.0% in excess of the prime rate (8.50% at February 1, 1998).

      On August 14, 1997, the Company concluded a Supplemental Securities Purchase Agreement (the "Agreement") among the Company, General Electric Capital Corporation ("GECC") and Japan Omnibus Ltd. ("JOL"), a company formerly known as Edison Investments Inc. Under the Agreement, the Company sold 9.5% subordinated notes in an aggregate principal amount of $3,000,000 to GECC and JOL, which notes are payable semi-annually on a straight-line basis over three years beginning February 2000, and issued to GECC and JOL warrants to purchase an aggregate of 740,000 shares of common stock of the Company at a purchase price of $1.25 per share. The fair value of the warrants of $925,000 was reflected in the consolidated financial statements as a discount on the subordinated notes and an increase in capital in excess of par value. This discount is being amortized to interest expense using the effective interest method over the term of the subordinated notes. The Company also issued to GECC and JOL a warrant to purchase an aggregate amount of up to 1,000,000 shares of the Company's common stock at a price of $0.01 per share which warrant may be completely or partially cancelled depending on the economic performance of the Company in fiscal 1999.

      Also, under the Agreement, on December 30, 1997, the Company drew on a standby credit facility with GECC and JOL by selling additional 9.5% subordinated notes in an aggregate principal amount of $3,500,000. As part of the agreement, the Company issued to GECC and JOL warrants to purchase an aggregate of up to 560,000 shares of common stock of the Company at a purchase price of $1.25 per share. The fair value of the warrants of $700,000 was reflected in the consolidated financial statements as a discount on the subordinated notes and an increase in capital in excess of par value. This discount is being amortized to interest expense using the effective interest method over the term of the subordinated notes.

      In conjunction with the financing described above, the Company issued to GECC a new 9.5% Subordinated Note due August 31, 2002 (the "Replacement Note") in the principal amount of $5,501,091, to replace the Company's 10% Subordinated Pay-In-Kind Note (the "Original Note") due August 31, 2001, in principal amount of $5,000,000, and certain additional notes in aggregate principal amount of $501,091 reflecting accrued interest. The Original Note was issued with a warrant to purchase 1,400,000 shares of common stock at $.001 per share at any time through August 31, 2006. The fair value of the warrant of $1,400,000 was reflected in the consolidated financial statements as a discount on the subordinated note and an increase in capital in excess of par value. This discount is being amortized to interest expense using the effective interest method over the term of the subordinated note. The Replacement Note is payable semiannually, on a straight-line basis over three years beginning February 2000 whereas the Original Note was payable semiannually, on a straight-line basis over three years beginning February 1999.

      Pursuant to the terms of the Agreement and the revolving credit agreement, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net worth and working capital as well as to achieve certain levels of earnings before interest, taxes, depreciation and amortization. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of February 1, 1998, the Company and Krause's were not in compliance with certain of the covenants contained in the agreements but have obtained waivers.

      The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to February 1, 1998 are approximately as follows:
$22,000 in 1998, $60,000 in 1999, $7,879,000 in 2000, $4,227,000 in 2001, and
$4,000,000 in 2002.

4.    INCOME TAXES

      The income tax benefit recorded for the fiscal year ended January 28, 1996 consists of the following (in thousands):

Current  federal        $(2,247)
Deferred federal            920
                        =======
                        $(1,327)
                        =======

      Income tax benefits differ from the amounts computed by applying the federal statutory rate of 34% to the loss before income taxes, as follows:

                                                             Fiscal Years Ended
                                                --------------------------------------------
                                                 February 1,     February 2,     January 28,
                                                    1998            1997            1996
                                                ------------    ------------    ------------
                                                            (in thousands)
Tax at federal statutory rate                   $     (4,552)   $     (3,414)   $     (2,543)
Goodwill amortization                                    347             347             346
Adjustment of valuation allowance                      2,661           5,333           2,144
State income tax, net of federal benefit                (390)           (742)           (557)
Other                                                    (75)           (386)            154
                                                ------------    ------------    ------------
                                                $       --      $       --      $     (1,327)
                                                ============    ============    ============


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              February 1,      February 2,
                                                                 1998             1997
                                                             ------------     ------------
                                                                      (in thousands)
Deferred tax liabilities                                     $       --       $       --
Deferred tax assets:
   Net operating loss carryforwards                                14,200           12,075
   Reserves and accruals not currently deductible for
     tax purposes                                                   2,104            1,443
   Other                                                             --                125
                                                             ------------     ------------
   Total deferred tax assets                                       16,304           13,643
   Valuation allowance for deferred tax assets                    (16,304)         (13,643)
                                                             ------------     ------------
   Net deferred tax assets                                           --               --
                                                             ------------     ------------
Net deferred taxes                                           $       --       $       --
                                                             ============     ============

      The change in the valuation allowance was a net increase of $2,661,000 for the fiscal year ended February 1, 1998, and a net increase of $5,333,000 for the fiscal year ended February 2, 1997. The valuation allowance was increased since the realization of net deferred tax assets is uncertain.

      As of February 1, 1998 the Company has federal net operating loss carryforwards of approximately $37 million which begin to expire in 2003, if not utilized. As a result of various equity transactions, one of the Company's subsidiaries has experienced a change of ownership, as defined in the Internal Revenue Code. As a result of these ownership changes and other provisions of the Internal Revenue Code, utilization of approximately $10 million of these net operating loss carryforwards is limited to the future income of one of the Company's subsidiaries and is further limited to approximately $1 million per year on a cumulative basis. As of February 1, 1998, approximately $4 million of the limited loss carryforwards was available. In addition, the Company had state net operating loss carryforwards of approximately $30 million, which begin to expire in the year 1998, if not utilized.

5.    STOCKHOLDERS' EQUITY

      At February 1, 1998, the Company had warrants outstanding to purchase an aggregate of 3,065,502 shares of its Common Stock. Of these warrants, 1,400,000 warrants were issued to GECC in fiscal 1996 at a exercise price of $.001 per share and 1,300,000 were issued to GECC and JOL in fiscal 1997 at a exercise price of $1.25 (see further discussion in Note 3). The remaining 365,502 warrants have exercise prices ranging from $1.32 to $15.00 per share and expiration dates ranging from May 1998 to June 2005. The warrants generally provide for certain anti-dilution adjustments. In addition, in connection with the August 1997 financing, the Company issued warrants to GECC and JOL to purchase up to 1,000,000 shares of Common Stock upon the occurrence of certain events; such warrants expire August 31, 2006. The Company also has 38,280 shares of Common Stock issuable upon payment of deferred stock units and options outstanding to purchase an additional 2,043,958 shares of Common Stock.

      As of February 1, 1998, 5,347,740 shares of the Company's common stock are reserved for issuance upon exercise of warrants and stock options (see Note 6) and upon the payment of deferred stock units.


6.    STOCK OPTION PLANS

      The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options.

      The 1997 Stock Incentive Plan provides for the issuance of awards covering up to 1,000,000 shares of Common Stock to employees, officers, directors, and consultants. Awards under this plan can consist of options, stock appreciation rights, dividend equivalent rights, restricted stock, performance shares, deferred stock units or other stock based awards.

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

      In August 1996, the Company awarded the Chief Executive Officer of the Company an option to purchase 1,234,000 shares of common stock at an exercise price of $1.00 per share with vesting over three years. Compensation expense was recorded in fiscal 1997 and 1996 in the amount of $204,000 and $293,000, respectively, based upon the vesting provisions and the market value of the stock on the date of grant.

      Options to purchase the Company's common stock are outstanding under the Company's 1990 Employees Stock Option Plan, 1994 Directors Stock Option Plan, and various plans established by Krause's prior to the time it was acquired by the Company. All of these plans have been cancelled and no further grants may be made under them.

      Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996; risk-free interest rates of 6.28% and 6.85%, dividend yields of 0% for both periods, volatility factors of the expected market price of the Company's common stock of 82% and 68%; and a weighted-average life of the options of 7.0 and 6.5 years, respectively.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years since only options granted since fiscal 1995 are considered. The Company's pro forma information follows (in thousands, except for per share information):

                                            1997          1996
                                            ----          ----
        Pro forma net loss                $ 7,700        $13,188
        Pro forma net loss per share      $  0.40        $  1.26

      As of February 1, 1998, under all option plans, a total of 2,243,958 shares of common stock are reserved for future issuance, options to purchase 2,043,958 shares of common stock were outstanding, options to purchase 758,541 were exercisable, at a weighted average exercise price of $1.27, and options for 200,000 shares were available for future grants.

      The following table reflects option activity and related exercise prices, actual and weighted average, under all stock option plans from December 31, 1994 to February 1, 1998.

                                                                           Weighted
                                      Number of            Actual           Average
                                       Options         Exercise Price    Exercise Price
                                      ---------        --------------    --------------
Outstanding December 31, 1994           359,843         $3.09 - $8.34        $   5.40
Granted                                 140,828         $2.16 - $6.48        $   2.73
Forfeited                              (140,298)        $3.09 - $6.38        $   5.02
                                      ---------
Outstanding January 28, 1996            360,373         $2.16 - $8.34        $   4.48
Granted                               1,617,000         $.78 - $1.62         $   1.12
Forfeited                              (254,916)        $.78 - $8.34         $   4.32
                                      ---------
Outstanding February 2, 1997          1,722,457         $.78 - $7.13         $   1.35
Granted                                 417,000         $        1.56        $   1.56
Forfeited                               (95,499)        $2.16 - $7.13        $   3.54
                                      ---------
Outstanding February 1, 1998          2,043,958         $.78 - $6.38         $   1.29
                                      =========

      The weighted average grant-date fair value of options granted during 1997 and 1996, for options where the exercise price on the date of grant was equal to the stock price on that date, was $1.22 and $2.14, respectively. The weighted average grant date fair value of options granted during 1996 for options where the exercise price on the date of grant was less than the stock price on that date was $1.29.

      The following table reflects the weighted average exercise price of options outstanding, weighted average remaining contractual life of options outstanding, number of shares exercisable and the weighted average exercise price of exercisable options as of February 1, 1998.

                                                                                    Weighted
                                                  Weighted                      Average Exercise
 Number of         Actual         Weighted         Average           Number of      Price of
  Options         Exercise         Average        Remaining           Options      Exercisable
Outstanding     Price Range    Exercise Price  Contractual Life     Exercisable      Options
------------   -------------   --------------  ----------------     ----------- ----------------
   2,009,000   $ .78 - $1.62          $1.22        9.0 years          723,583         $1.08
      34,958   $3.09 - $6.38          $5.23        3.7 years           34,958         $5.23
------------                                                        -----------
   2,043,958   $ .78 - $6.38          $1.29        8.9 years          758,541         $1.27
============                                                        ===========

7.    RETIREMENT PLAN

      The Company has a 401(k) retirement plan (effective January 1, 1994) to which eligible employees may contribute up to 18% of their annual earnings. At its discretion the Company matches employees' contributions. The Company's contributions were not significant in fiscal 1997, 1996 and 1995.


8.    COMMITMENTS AND CONTINGENCIES

Leases

      The Company and its subsidiaries lease production, office and retail facilities and equipment under operating leases. Lease terms range from three to 25 years and most leases contain renewal options and certain leases contain purchase options. The Company's administrative offices and manufacturing facilities lease has a remaining term of 11 years with four five-year renewal options. Retail showrooms are all leased with rents either fixed or with fixed minimums coupled with contingent rents based on the Consumer Price Index or a percentage of sales.

      Commitments as of February 1, 1998 under operating leases require approximate future minimum annual rental payments as follows:

                                     Total
Fiscal Year                     (in thousands)
                                --------------
   1998                            $15,550
   1999                             14,088
   2000                             12,091
   2001                              9,793
   2002                              8,191
   Thereafter                       21,882
                                   -------
                                   $81,595
                                   =======

      Total rent expense under all operating leases was approximately $15,456,000, $15,389,000, and $15,631,000 for the fiscal years ended February 1,
1998, February 2, 1997 and January 28, 1996, respectively.

Litigation

      The Company and its subsidiaries are also parties to various legal actions and proceedings incident to normal business activity. Management believes that any liability in the event of final adverse determination of any of these matters would not be material to the Company's consolidated financial position, liquidity or results of operations.

Year 2000 Issues

      During fiscal 1997, the Company initiated a plan to implement new business information systems, which will address all year 2000 issues, as well as enhance Company operations. This implementation may result in significant capital expenditures during fiscal 1998 and 1999. In the event that this implementation is not completed prior to the year 2000, the Company has a contingency plan, pursuant to which, existing systems will be modified to eliminate remaining year 2000 issues. Expenditures related to this contingency plan will be expensed as incurred and are not expected to have a significant impact on the Company's results of operations.


Letter of Credit

      The Company has a $1,000,000 letter of credit outstanding at February 1, 1998 related to the lease of its headquarters.

9.    RELATED PARTY TRANSACTIONS

      In fiscal 1996 and 1995, Permal Capital Management, Inc. (PCMI) provided various management services for the Company and its subsidiaries, for which PCMI received $58,333 and $100,000, respectively. PCMI's services for the Company included assistance with regard to executive management, financial consulting and strategic planning. Thomas M. DeLitto, President of PCMI, served as President and Chief Executive Officer of the Company from January to December 1994, served as Chief Executive Officer from April 1995 to August 1996 and is currently Vice Chairman of the Company's Board of Directors.


10.   MAJOR SUPPLIERS

      During the year ended February 1, 1998, the Company's 10 largest suppliers accounted for 55.9% of its aggregate purchases. One supplier represented approximately 11.5% of aggregate purchases for fiscal 1997.

          REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS





The Board of Directors and Stockholders
Krause's Furniture, Inc.


      We have audited in accordance with generally accepted auditing standards, the financial statements of Krause's Furniture, Inc. as of and for the year ended February 1, 1998, included in this Form 10-K and have issued our report thereon dated March 11, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule, for the year ended February 1, 1998, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                       /s/ ARTHUR ANDERSEN LLP




Orange County, California
March 11, 1998

                            KRAUSE'S FURNITURE, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
            FISCAL YEARS ENDED FEBRUARY 1, 1998, FEBRUARY 2, 1997 AND
                                JANUARY 28, 1996


                                  Additions
                      Balance    Charged to      Charged                      Balance
  Allowance for      Beginning    Cost and      to Other                        End
Doubtful Accounts    of Period    Expenses      Accounts   Deductions (a)    of Period
-----------------   ----------   ----------     --------   --------------    ---------
Fiscal 1997          $ 326,807    $ 180,736       $ -         $343,619       $163,924
Fiscal 1996            291,487      244,613         -          209,293        326,807
Fiscal 1995            616,148      218,414         -          543,075        291,487

(a)   Represents accounts written off.