Form 10-Q
period 1998-05-03
KRAUSES FURNITURE INC
filed 1998-06-15
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1998

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of June 1, 1998 the Registrant had 21,984,428 shares of common stock outstanding.

                                      INDEX

                                                                                  Page
                                                                                --------
PART I  FINANCIAL INFORMATION

Item 1.        Financial Statements

               - Consolidated balance sheet                                       3

               - Consolidated statement of operations (unaudited)                 4

               - Consolidated statement of cash flows (unaudited)                 5

               - Notes to consolidated financial statements (unaudited)         6 - 8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                    9 - 13


PART II OTHER INFORMATION

Item 1.        Legal Proceedings                                                  14

Item 2.        Changes in Securities and Use of Proceeds                          14

Item 3.        Defaults Upon Senior Securities                                    14

Item 4.        Submission of Matters to a Vote of Security Holders                14

Item 5.        Other Information                                                  14

Item 6.        Exhibits and Reports on Form 8-K                                   14


               SIGNATURES                                                         15

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         May 3,
                                                                          1998          February 1,
                                                                       (unaudited)         1998
                                                                       -----------      -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                           $    252         $    916
    Accounts receivable, net of allowance of $203 for doubtful
        accounts ($164 at February 1, 1998)                                  874            1,148
    Inventories                                                           18,437           16,013
    Prepaid expenses                                                       1,498              515
                                                                        --------         --------
        Total current assets                                              21,061           18,592

Property, equipment, and leasehold improvements, net                      10,764            8,577
Goodwill, net                                                             14,111           14,366
Leasehold interests, net                                                   1,113            1,191
Other assets                                                               2,334            2,586
                                                                        --------         --------
                                                                        $ 49,383         $ 45,312
                                                                        ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $  9,117         $  8,111
    Accrued payroll and related expenses                                   2,184            1,993
    Other accrued liabilities                                              4,191            3,967
    Customer deposits                                                      5,188            5,421
    Notes payable                                                             22               22
                                                                        --------         --------
        Total current liabilities                                         20,702           19,514

Long-term liabilities:
    Notes payable                                                         11,116           13,731
    Other                                                                  2,198            2,175
                                                                        --------         --------
        Total long-term liabilities                                       13,314           15,906

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value; 666,667
        authorized, no shares outstanding                                   --               --
    Common stock, $.001 par value; 35,000,000 shares authorized,
        21,984,428 shares outstanding (19,020,539 at February 1, 1998)        22               19
    Capital in excess of par value                                        59,122           51,703
    Accumulated deficit                                                  (43,777)         (41,830)
                                                                        --------         --------
        Total stockholders' equity                                        15,367            9,892
                                                                        --------         --------
                                                                        $ 49,383         $ 45,312
                                                                        ========         ========

                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           Thirteen Weeks Ended
                                                         -------------------------
                                                          May 3,            May 4,
                                                           1998             1997
                                                         --------         --------
Net sales                                                $ 31,250         $ 27,642
Cost of sales                                              15,413           13,275
                                                         --------         --------
Gross profit                                               15,837           14,367

Operating expenses:
    Selling                                                14,405           13,028
    General and administrative                              2,375            2,296
    Amortization of goodwill                                  255              255
                                                         --------         --------
                                                           17,035           15,579

Loss from operations                                       (1,198)          (1,212)

Interest expense                                             (608)            (340)
Other expense                                                (141)             (15)
                                                         --------         --------

Net loss                                                 $ (1,947)        $ (1,567)
                                                         ========         ========

Basic and diluted loss per share                         $   (.10)        $   (.08)
                                                         ========         ========

Number of shares used in computing loss per share          20,009           19,021
                                                         ========         ========


                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Thirteen Weeks Ended
                                                                 --------------------------
                                                                   May 3,           May 4,
                                                                    1998             1997
                                                                 ---------        ---------
Cash flows from operating activities:
Net loss                                                         $ (1,947)        $ (1,567)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                                    666              596
     Other non-cash charges                                           350              262
   Change in assets and liabilities
     Accounts receivable                                              274              264
     Inventories                                                   (2,424)          (1,769)
     Prepaid expenses and other assets                               (775)             503
     Accounts payable and other liabilities                         1,444               52
     Customer deposits                                               (233)            (405)
                                                                 --------         --------
            Net cash used by operating activities                  (2,645)          (2,064)
                                                                 --------         --------

Cash flows from investing activities:
    Capital expenditures                                           (2,592)            (197)
                                                                 --------         --------
            Net cash used by investing activities                  (2,592)            (197)
                                                                 --------         --------

Cash flows from financing activities:
    Proceeds from long-term borrowings                             41,218           33,862
    Principal payments on long-term borrowings                    (44,016)         (32,348)
    Net proceeds from issuance of common stock                      7,371             --
                                                                 --------         --------
            Net cash provided by financing activities               4,573            1,514
                                                                 --------         --------

Net decrease in cash                                                 (664)            (747)
Cash and cash equivalents at beginning of period                      916            1,227
                                                                 --------         --------

Cash and cash equivalents at end of period                       $    252         $    480
                                                                 ========         ========

Supplemental disclosures of cash flow information --
    Cash paid during the period for interest                     $    376         $    114


                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements of Krause's Furniture, Inc. (the "Company") and its wholly owned subsidiaries, including the Company's principal subsidiary, Krause's Custom Crafted Furniture Corp., formerly known as Krause's Sofa Factory ("Krause's"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation for the periods reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations, although management believes that the disclosures made are adequate to make the information presented not misleading.

        These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1998. The results of operations for the thirteen weeks ended May 3, 1998 are not necessarily indicative of results to be expected in future periods.

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


2. Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                                               May 3,           February 1,
                                                                1998              1998
                                                             ---------          ----------
                                                                    (in thousands)
         Finished goods                                      $  13,834          $  12,368
         Work in progress                                           96                 66
         Raw materials                                           4,507              3,579
                                                             ---------          ---------
                                                             $  18,437          $  16,013
                                                             =========          =========

3. Notes payable consists of the following:

                                                              May 3,          February 1,
                                                               1998               1998
                                                          ---------------    ---------------
                                                                   (in thousands)
           Secured revolving credit notes                       $  1,035           $  3,812
           Subordinated notes payable to shareholders             12,001             12,001
           Unamortized debt discount, net of
               accumulated amortization of $773 ($590
               at February 1, 1998)                               (2,252)            (2,435)
           Other notes                                               354                375
                                                                --------          ---------
                                                                  11,138             13,753
           Less current portion                                       22                 22
                                                               ----------         ----------
                                                               $  11,116          $  13,731
                                                               ==========         ==========

        The secured revolving credit notes were issued under a revolving credit agreement between Krause's and a financial institution (the "financial institution") that expires in January 2000. The credit agreement, which was most recently amended December 11, 1997, provides for revolving loans of up to $10 million based on the value of inventories. As of May 3, 1998, borrowing under the revolving credit facility was limited to approximately $9.9 million, as defined in the agreement. Substantially all of Krause's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loans is payable monthly at the rate of 1.0% in excess of the prime rate (8.5% at May 3, 1998).

        Pursuant to the terms of the agreements related to the subordinated notes and the revolving credit agreement, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net worth and working capital as well as to achieve certain levels of earnings before interest, taxes, depreciation and amortization. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of May 3, 1998, the Company and Krause's were in compliance with the terms and conditions of these agreements.

4. In April 1998, the Company completed a public offering of 2,963,889 shares of its common stock at a price of $3.00 per share. Proceeds of the offering totaled $7,371,000 after deducting underwriters' fees and offering expenses. The purpose of the offering was to fund the remodeling of the Company's existing showrooms, to fund the opening of new showrooms and for general corporate purposes.

5. Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive. There were no differences between basic and diluted loss per share.

6. In June 1997 the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which the Company adopted in the first quarter of fiscal 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 also requires that a Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company has determined that there is no difference between net income (loss) as reported and comprehensive net income (loss), as defined by SFAS No. 130.

            During the first quarter of fiscal year 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5 "Pre-Opening Costs". This Statement, provides guidance on the financial reporting of start-up costs and organization costs. The Statement is effective for fiscal years beginning after December 15, 1998, and the Company has determined that the effect of adopting this Statement will be immaterial.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report contain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "continue," "estimate," or the negative of these terms or other comparable terminology. Various factors noted in this Form 10-Q and in filings recently made by the Company with the Securities and Exchange Commission, including the Company's Form 10-K and a Registration Statement on Form S-1, which became effective on March 30, 1998, constitute cautionary statements that identify risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

        The Company has reported losses from operations in each of the past five years due to inefficiencies within its operations and due to an industry-wide softness in retail sales. As a result of such losses, the Company had an accumulated deficit of $43,777,000 at May 3, 1998.

        The Company's management has developed a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, adding new showrooms in existing markets, increasing product prices to competitive levels, reducing promotional discounting, reconfiguring selling commissions, remerchandising, refocusing advertising, improving the manufacturing processes and reducing expenses through budgetary controls. These plans have been implemented and are expected to contribute significantly to reducing losses and ultimately returning the Company to profitability; however, there can be no assurance that the Company will achieve profitability.

        Management believes that the Company has sufficient sources of financing to continue operations throughout fiscal 1998. However, the Company's long-term success is dependent upon management's ability to successfully execute its strategic plan and, ultimately, to achieve sustained profitable operations.


LIQUIDITY AND CAPITAL RESOURCES

        In recent periods, the Company has utilized its working capital to cover operating deficits and to finance the remodeling and expansion of its showrooms. In fiscal 1998, management plans to remodel and upgrade approximately 29 existing showrooms (11 of which were completed in the first quarter), as well as to add approximately 20 additional showrooms (3 of which were opened in the first quarter). Management expects to fund such related capital expenditures from internally generated cash and from borrowings under the Company's revolving credit facility. The Company's borrowing capacity ($8.9 million at May 3, 1998) was increased as a result of the paydown of the Company's revolving credit facility with the proceeds of the stock offering. The Company is not contractually committed to make these capital expenditures and could slow its expansion and remodeling program if the Company experiences any liquidity shortages.

        As of May 3, 1998, the Company had cash and cash equivalents of $252,000 and borrowing capacity under its revolving credit agreement of $8,900,000. Cash flow activity for the quarters ended May 3, 1998 and May 4, 1997 is presented in the Consolidated Statement of Cash Flows.


Cash Flow - Thirteen Weeks Ended May 3, 1998

        During the quarter ended May 3, 1998, cash and cash equivalents decreased by $664,000. Operating activities used net cash of $2,645,000, principally from a cash loss from operations of $931,000, a decrease in customer deposits of $233,000, and increases in inventories and prepaid expenses of $2,424,000 and $775,000, respectively, all of which were partially offset by a decrease in accounts receivable of $274,000 and increases in accounts payable and other liabilities of $1,444,000. The increase in inventory is principally due to the Company's decision to expand its accessories business and higher levels of raw materials. Investing activities during the period included capital expenditures of $2,592,000, nearly all of which was used to remodel certain retail showrooms and open three new showrooms. Financing activities during the period consisted of the sale of 2,963,889 shares of common stock, the proceeds from which totaled $8,892,000 less expenses of $1,521,000 and net payments of $2,798,000 on the Company's revolving credit facility. Management plans to continue its program of remodeling and upgrading showrooms as well as to add new showrooms in existing markets; the Company expects to fund the related expenditures from internally generated cash and from borrowings under the Company's revolving credit facility.


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

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statement of Operations:

                                            13 Weeks Ended
                                          --------------------
                                          May 3,        May 4,
                                           1998          1997
                                          ------        ------
Net sales                                 100.0%         100.0%
Cost of sales                              49.3           48.0
                                          -----          -----
Gross profit                               50.7           52.0

Operating expenses:
    Selling                                46.1           47.2
    General and administrative              7.6            8.3
    Amortization of goodwill                0.8            0.9
                                          -----          -----
        Total operating expenses           54.5           56.4
                                          -----          -----

Loss from operations                       (3.8)          (4.4)

Interest expense                           (1.9)          (1.2)
Other expense                               (.5)           (.1)
                                          -----          -----

Net loss                                   (6.2%)         (5.7%)
                                          =====          =====


Store (Showroom) Data

                                                                13 Weeks Ended
                                                           ------------------------
                                                           May 3,            May 4,
                                                            1998              1997
                                                           ------            ------
Stores open at beginning of period                            81                82
Stores opened during period                                    3                --
Stores closed during period                                    1                 2
                                                            -----            -----
Stores open at end of period                                  83                80
Average sales per showroom (1)                              $377              $337
Comparable store sales increase (decrease) (2)              11.3%            (6.5%)

---------------------
(1) Based upon the weighted average number of stores open during the period indicated.

(2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.

Thirteen Weeks Ended May 3, 1998 Compared to Thirteen Weeks Ended May 4, 1997
-----------------------------------------------------------------------------

        Net Sales. Net sales for the first quarter of fiscal 1998 were $31,250,000 which was a increase of $3,608,000 or 13.1% over the comparable quarter of fiscal 1997. The increase in net sales is attributable to a $3,071,000, or 11.3%, increase in same-store sales and a $933,000 increase from four new stores; such increases were offset in part by a decrease of $356,000 from closed stores. The increase in same-store sales is due principally to management's strategy of remodeling existing showrooms to provide a more appealing setting for customers, developing new products, increasing the promotion and sale of accessories and revamping the marketing and sales promotion program and to improved economies in selected regions where the Company operates.

        Gross Profit. Gross profit was 50.7% of net sales in the first quarter of fiscal 1998 as compared to 52.0% of sales in the first quarter of fiscal 1997. Gross profit was 50.7% of net sales in the first quarter of fiscal 1998, as compared to 52.0% of net sales in the first quarter of fiscal 1997. The decrease in gross profit was primarily the result of two factors. First, in connection with the Company's remodeling program, the Company removes discontinued styles and soiled floor samples from the showrooms being remodeled and sells them through the Company's clearance centers in the normal course of business. In the first quarter of fiscal 1998, the Company remodeled more showrooms than it had anticipated and, as a result, generated more clearance-type merchandise than has been the norm. Such merchandise could not be sold in the normal course, because one of the Company's showrooms used for the sale of clearance merchandise was undergoing an extended remodeling. To help eliminate the build-up of such merchandise, management made the decision to liquidate approximately $500,000 of this merchandise on an expedited basis at approximately cost. Subsequent to the end of the first quarter, the Company's new West Coast Regional Clearance Center was opened for business and is expected to move substantial amounts of clearance merchandise in the future. Second, gross profit was adversely affected by the increased costs related to training additional factory personnel in preparation for increased production requirements in future quarters expected to result from the Company's ongoing remodel and new store program. Management had put in place a number of initiatives during the quarter, which it believed would help mitigate these costs. However, the impact of these initiatives did not occur as rapidly as had been anticipated, but are expected to improve gross profit in the second quarter of fiscal 1998.

        Selling Expenses. Selling expenses were $14,405,000 or 46.1% of sales in the first quarter of fiscal 1998 as compared to $13,028,000 or 47.2% of sales in the same period last year. The increase of $1,377,000 in selling expenses was primarily due to a combination of higher sales volume and the opening of four new showrooms between May 5, 1997 to May 3, 1998. As a percentage of sales, selling expenses have decreased 1.1% due to fixed expenses applied to higher sales volume.

        General and Administrative Expenses. General and administrative expenses for the quarter ended May 3, 1998 increased by $79,000 compared with the same period in the prior fiscal year primarily as a result of higher management payroll costs offset in part by lower professional fees.

        Interest Expense. Interest expense, including amortization of deferred financing costs, in the first quarter of fiscal 1998 increased by $268,000 over the same quarter in the prior fiscal year due primarily to higher average debt outstanding.

        Income Taxes. Due to uncertainties regarding the realization of deferred tax assets, no tax benefits were recorded for either the first quarter of fiscal 1998 or fiscal 1997.

        Net Loss. As a result of the above factors, the net loss was $1,947,000 for the quarter ended May 3, 1998 as compared to a loss of $1,567,000 in the same period of the prior fiscal year. Net loss per share in the 1998 quarter was $0.10 based on 20,009,000 weighted average shares outstanding. In the comparable 1997 quarter the net loss per share was $0.08 based on 19,021,000 shares outstanding.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998. There has been no material change.


Item 2.  Changes in Securities and Use of Proceeds
         None


Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security-Holders
         The Company held its Annual Meeting of Stockholders on May 28, 1998. At the meeting the stockholders;
         (i)    elected a Board of Directors to serve for the ensuing year.
         (ii) approved an increase of 1,000,000 shares in the Company's 1997 Stock Incentive Plan. There were 16,945,087 affirmative votes, 1,907,321 negative votes and 11,755 abstaining or non-votes with respect to this matter.
         (iii) approved the selection of Arthur Andersen LLP to serve as independent auditors to examine the Company's financial statements for the fiscal year ending January 31, 1999. There were 18,857,826 affirmative votes, 926 negative votes and 5,411 abstaining with respect to this matter

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended May 3, 1998

        (a)    Exhibits

               Exhibit 27 - Financial Data Schedule

        (b)    Reports on Form 8-K
               The Registrant did not file any reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               KRAUSE'S FURNITURE, INC.
                               (Registrant)


Date: June 15, 1998            /s/ Philip M. Hawley
                               ------------------------------------
                               Philip M. Hawley
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)



Date: June 15, 1998            /s/ Robert A. Burton
                               -------------------------------------------------
                               Robert A. Burton
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer and Principal
                               Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------
     27             Financial Data Schedule