Form 10-Q
period 1998-08-02
KRAUSES FURNITURE INC
filed 1998-09-04
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1998

                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to _________________


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

As of August 31, 1998 the Registrant had 21,984,428 shares of common stock outstanding.

                                      INDEX

                                                                                Page
                                                                                ----
PART I  FINANCIAL INFORMATION

Item 1.        Financial Statements

               - Consolidated balance sheet                                       3

               - Consolidated statement of operations (unaudited)                 4

               - Consolidated statement of cash flows (unaudited)                 5

               - Notes to consolidated financial statements (unaudited)         6 - 8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                    9 - 13


PART II OTHER INFORMATION

Item   1.      Legal Proceedings                                                  14

Item   2       Changes in Securitiesand Use of Proceeds                           14

Item   3       Defaults Upon Senior Securities                                    14

Item   4.      Submission of Matters to a Vote of Security Holders                14

Item   5.      Other Information                                                  14

Item   6.      Exhibits and Reports on Form 8-K                                   14

               SIGNATURES                                                         15

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            August 2,
                                                                              1998          February 1,
                                                                           (unaudited)          1998
                                                                           ------------     -----------
                                                ASSETS
Current assets:
    Cash and cash equivalents                                                $     80         $    916
    Accounts receivable, net of allowance of $195 for doubtful
      accounts ($164 at February 1, 1998)                                         949            1,148
    Inventories                                                                18,960           16,013
    Prepaid expenses                                                            1,127              515
                                                                             --------         --------
        Total current assets                                                   21,116           18,592

Property, equipment, and leasehold improvements, net                           11,942            8,577
Goodwill, net                                                                  13,856           14,366
Leasehold interests, net                                                        1,038            1,191
Other assets                                                                    2,289            2,586
                                                                             --------         --------
                                                                             $ 50,241         $ 45,312
                                                                             ========         ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $  6,893         $  8,111
    Accrued payroll and related expenses                                        2,355            1,993
    Other accrued liabilities                                                   4,489            3,967
    Customer deposits                                                           5,094            5,421
    Notes payable                                                                  22               22
                                                                             --------         --------
        Total current liabilities                                              18,853           19,514

Long-term liabilities:
    Notes payable                                                              15,796           13,731
    Other                                                                       2,136            2,175
                                                                             --------         --------
        Total long-term liabilities                                            17,932           15,906

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value; 666,667
      authorized, no shares outstanding                                            --               --
    Common stock, $.001 par value; 35,000,000 shares authorized,
      21,984,428 shares outstanding (19,020,539 at February 1, 1998)               22               19
    Capital in excess of par value                                             59,073           51,703
    Accumulated deficit                                                       (45,639)         (41,830)
                                                                             --------         --------
        Total stockholders' equity                                             13,456            9,892
                                                                             --------         --------
                                                                             $ 50,241         $ 45,312
                                                                             ========         ========

                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                  ----------------------------      ----------------------------
                                                   August 2,        August 3,        August 2,        August 3,
                                                     1998             1997             1998             1997
                                                   --------         --------         --------         --------
Net sales                                          $ 31,087         $ 27,768         $ 62,337         $ 55,410
Cost of sales                                        14,508           14,005           29,921           27,280
                                                   --------         --------         --------         --------
Gross profit                                         16,579           13,763           32,416           28,130

Operating expenses:
    Selling                                          15,101           13,832           29,506           26,859
    General and administrative                        2,343            2,293            4,718            4,590
    Amortization of goodwill                            255              255              510              510
                                                   --------         --------         --------         --------
                                                     17,699           16,380           34,734           31,959
                                                   --------         --------         --------         --------

Loss from operations                                 (1,120)          (2,617)          (2,318)          (3,829)

Interest expense                                       (623)            (370)          (1,231)            (710)
Other expense                                          (119)              (8)            (260)             (22)
                                                   --------         --------         --------         --------

Net loss                                           $ (1,862)        $ (2,995)        $ (3,809)        $ (4,561)
                                                   ========         ========         ========         ========

Basic and diluted loss per share
                                                   $   (.08)        $   (.16)        $   (.18)        $   (.24)
                                                   ========         ========         ========         ========

Number of shares used in computing loss per
  share                                              21,984           19,021           20,996           19,021
                                                   ========         ========         ========         ========

                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Twenty-Six Weeks Ended
                                                                 --------------------------
                                                                 August 2,        August 3,
                                                                   1998             1997
                                                                 --------         --------
Cash flows from operating activities:
Net loss                                                         $ (3,809)        $ (4,561)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                                  1,391            1,200
     Other non-cash charges                                           734              531
   Change in assets and liabilities
     Accounts receivable                                              199              362
     Inventories                                                   (2,947)          (1,703)
     Prepaid expenses and other assets                               (400)             918
     Accounts payable and other liabilities                          (373)               4
     Customer deposits                                               (327)             858
                                                                 --------         --------
            Net cash used by operating activities                  (5,532)          (2,391)
                                                                 --------         --------

Cash flows from investing activities:
    Capital expenditures                                           (4,275)            (785)
                                                                 --------         --------
            Net cash used by investing activities                  (4,275)            (785)
                                                                 --------         --------

Cash flows from financing activities:
    Proceeds from long-term borrowings                             80,718           66,829
    Principal payments on long-term borrowings                    (79,018)         (64,599)
    Net proceeds from issuance of common stock                      7,271               --
                                                                 --------         --------
            Net cash provided by financing activities               8,971            2,230
                                                                 --------         --------

Net decrease in cash                                                 (836)            (946)
Cash and cash equivalents at beginning of period                      916            1,227
                                                                 --------         --------

Cash and cash equivalents at end of period                       $     80         $    281
                                                                 ========         ========

Supplemental disclosures of cash flow information -
    Cash paid during the period for interest                     $    794         $    250

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

        These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1998. The results of operations for the thirteen and twenty-six weeks ended August 2, 1998 are not necessarily indicative of results to be expected in future periods.

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


2. Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                           August 2,         February 1,
                                              1998               1998
                                            -------            -------
                                                  (in thousands)
          Finished goods                    $14,830            $12,368
          Work in progress                       82                 66
          Raw materials                       4,048              3,579
                                            -------            -------
                                            $18,960            $16,013
                                            =======            =======

3. Notes payable consists of the following:

                                                              August 2,        February 1,
                                                                1998               1998
                                                              --------           --------
                                                                   (in thousands)
          Secured revolving credit notes                      $  5,531           $  3,812
          Subordinated notes payable to shareholders            12,001
                                                                                   12,001
          Unamortized debt discount, net of
              accumulated amortization of $955 ($590
              at February 1, 1998)                              (2,070)            (2,435)
          Other notes                                              356                375
                                                              --------           --------
                                                                15,818             13,753
          Less current portion                                      22                 22
                                                              --------           --------
                                                              $ 15,796           $ 13,731
                                                              ========           ========

        The secured revolving credit notes were issued under a revolving credit agreement between Krause's and a financial institution (the "financial institution") that expires in January 2000. The credit agreement, which was most recently amended December 11, 1997, provides for revolving loans of up to $10 million based on the value of inventories. As of August 2, 1998, borrowing under the revolving credit facility was limited to approximately $9.3 million, as defined in the agreement. Substantially all of Krause's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loans is payable monthly at the rate of 1.0% in excess of the prime rate (8.5% at August 2, 1998).

        Pursuant to the terms of the agreements related to the subordinated notes and the revolving credit agreement, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net worth and working capital as well as to achieve certain levels of earnings before interest, taxes, depreciation and amortization. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of August 2, 1998, the Company and Krause's were in compliance with the terms and conditions of these agreements.

4. In April 1998, the Company completed a public offering of 2,963,889 shares of its common stock at a price of $3.00 per share. Proceeds of the offering totaled $7,271,000 after deducting underwriters' fees and offering expenses. The purpose of the offering was to fund the remodeling of the Company's existing showrooms, to fund the opening of new showrooms and for general corporate purposes.

5. Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. The effect of outstanding stock options and warrants are not included in the computation since such share equivalents are antidilutive. There were no differences between basic and diluted loss per share for any period presented.

6. In June 1997 the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which the Company adopted in the first quarter of fiscal 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 also requires that a Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company has determined that there is no difference between net loss as reported and comprehensive net loss, as defined by SFAS No. 130.

        During the first quarter of fiscal year 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5 "Pre-Opening Costs". This Statement, provides guidance on the financial reporting of start-up costs and organization costs. The Statement is effective for fiscal years beginning after December 15, 1998, and the Company expects that the effect of adopting this Statement will be immaterial.

        Emerging Issues Task Force (EITF) No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods" requires lessee's to recognize contingent rental expense in interim periods if the achievement of future targets that trigger such contingency is considered to be probable. The Company's method of accounting for contingent rent is consistent with the requirements of EITF 98-9.

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

        The Company has reported losses from operations in each of the past five years due to inefficiencies within its operations and due to an industry-wide softness in retail sales. As a result of such losses, the Company had an accumulated deficit of $45,639,000 at August 2, 1998.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        In recent periods, the Company has utilized its working capital to cover operating deficits and to finance the remodeling and expansion of its showrooms. In fiscal 1998, management plans to remodel and upgrade approximately 29 existing showrooms (17 of which were completed in the first twenty-six weeks of fiscal 1998), as well as to add approximately 14 additional showrooms (4 of which were opened in the first twenty-six weeks of fiscal 1998). Management has reduced the number of new showrooms that the Company plans to add in fiscal 1998 from a previously estimated 20 showrooms, based upon Management's assessment of the progress in opening showrooms through the date of this filing and of the unexpected difficulties that the Company has encountered in the first half of the year in locating and securing suitable locations on acceptable terms. Management expects to fund the capital expenditures related to the remodeling and expansion program from internally generated cash and from borrowings under the Company's revolving credit facility. The Company is not contractually committed to make these capital expenditures and could slow its expansion and remodeling program if the Company experiences any liquidity shortages.

        As of August 2, 1998, the Company had cash and cash equivalents of $80,000 and borrowing capacity under its revolving credit agreement of $3,800,000. Cash flow activity for the twenty-six weeks ended August 2, 1998 and August 3, 1997 is presented in the Consolidated Statement of Cash Flows.


Cash Flow - Twenty-six Weeks Ended August 2, 1998
-------------------------------------------------

        During the twenty-six weeks ended August 2, 1998, cash and cash equivalents decreased by $836,000. Operating activities used net cash of $5,532,000, principally from a cash loss from operations of $1,684,000, increases in inventories and prepaid expenses of $2,947,000 and $400,000, respectively, and decreases in customer deposits and accounts payable and other liabilities of $327,000 and $373,000, respectively, all of which were partially offset by a decrease in accounts receivable of $199,000. The increase in inventory is principally due to the Company's decision to expand its accessories business and higher levels of finished goods required in part by the addition of four stores. Investing activities during the period included capital expenditures of $4,275,000, nearly all of which was used to remodel certain retail showrooms and open four new showrooms. Financing activities during the period consisted of the sale of 2,963,889 shares of common stock, the proceeds from which totaled $8,892,000 less expenses of $1,621,000 and net borrowings of $1,700,000 on the Company's revolving credit facility. Management plans to continue its program of remodeling and upgrading showrooms as well as to add new showrooms in existing markets; the Company expects to fund the related expenditures from internally generated cash and from borrowings under the Company's revolving credit facility.


Cash Flow - Twenty-Six Weeks Ended August 3, 1997
-------------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statement of Operations:

                                               Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                            --------------------------        -------------------------
                                            August 2,        August 3,        August 2,       August 3,
                                              1998             1997             1998            1997
                                            ---------        ---------        ---------       ---------
    Net sales
                                              100.0%           100.0%           100.0%           100.0%
    Cost of sales                              46.7             50.4             48.0             49.2
                                              -----            -----            -----            -----
    Gross profit                               53.3             49.6             52.0             50.8

    Operating expenses:
        Selling                                48.6             49.9             47.3             48.5
        General and administrative              7.5              8.3              7.6              8.3
        Amortization of goodwill                0.8              0.9              0.8              0.9
                                              -----            -----            -----            -----
                                               56.9             59.1             55.7             57.7
                                              -----            -----            -----            -----

    Loss from operations                       (3.6)            (9.5)            (3.7)            (6.9)

    Interest expense                           (2.0)            (1.3)            (2.0)            (1.3)
    Other income (expense)                     (0.4)            --               (0.4)            --
                                              -----            -----            -----            -----

    Net loss
                                               (6.0%)          (10.8%)           (6.1%)           (8.2%)
                                              =====            =====            =====            =====


Store Data                               Thirteen Weeks Ended    Twenty-Six Weeks Ended
----------                              ----------------------   -----------------------
                                        August 2,    August 3,   August 2,     August 3,
                                          1998         1997        1998          1997
                                        ---------    ---------   ---------     ---------
Stores open at beginning of period          83           80           81           82
Stores opened during period                  1           --            4           --
Stores closed during period                 --           --            1            2
Stores open at end of period                84           80           84           80
Average sales per showroom (1)           $ 370        $ 347        $ 748        $ 688
Comparable store sales increase
 (decrease) (2)                            8.0%         7.2%         9.6%        (0.1%)


(1) Based upon the weighted average number of stores open during the period indicated.

(2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month. The comparable store sales increase (decrease) change refers to the indicated period as compared to the same period in the prior fiscal year.

Thirteen Weeks Ended August 2, 1998
Compared to Thirteen Weeks Ended August 3, 1997
-----------------------------------------------

        Net Sales. Net sales for the second quarter of fiscal 1998 were $31,087,000 which was a increase of $3,319,000 or 12.0% over the comparable quarter of fiscal 1997. The increase in net sales is attributable to a $2,204,000, or 8.0%, increase in same-store sales and a $1,256,000 increase from four new stores; such increases were offset in part by a decrease of $141,000 primarily from closed stores. The increase in same-store sales is due principally to management's strategy of remodeling existing showrooms to provide a more appealing setting for customers, developing new products, increasing the promotion and sale of accessories and revamping the marketing and sales promotion program and to improved economies in regions where the Company operates.

        Gross Profit. Gross profit was 53.3% of net sales in the second quarter of fiscal 1998, as compared to 49.6% of net sales in the second quarter of fiscal 1997. The increase in gross profit was primarily a result of several factors including improved efficiency in factory operations, reduced discounting, good movement of clearance goods, negotiated reductions in raw material prices and new product acceptance by customers.

        Selling Expenses. Selling expenses were $15,101,000 or 48.6% of sales in the second quarter of fiscal 1998 as compared to $13,832,000 or 49.9% of sales in the same period last year. The increase of $1,269,000 in selling expenses was primarily due to a combination of higher sales volume and the opening of four new showrooms between August 4, 1997 and August 2, 1998. As a percentage of sales, selling expenses have decreased 1.3% due to fixed expenses applied to higher sales volume.

        General and Administrative Expenses. General and administrative expenses for the quarter ended August 2, 1998 increased by $50,000 compared with the same period in the prior fiscal year primarily as a result of higher payroll costs offset in part by lower professional fees.

        Interest Expense. Interest expense, including amortization of deferred financing costs, in the second quarter of fiscal 1998 increased by $253,000 over the same quarter in the prior fiscal year due primarily to higher average debt outstanding.

        Income Taxes. Due to uncertainties regarding the realization of deferred tax assets, no tax benefits were recorded for either the second quarter of fiscal 1998 or fiscal 1997.

        Net Loss. As a result of the above factors, the net loss was $1,862,000 for the quarter ended August 2, 1998 as compared to a loss of $2,995,000 in the same period of the prior fiscal year. Net loss per share in the 1998 quarter was $0.08 based on 21,984,000 weighted average shares outstanding. In the comparable 1997 quarter the net loss per share was $0.16 based on 19,021,000 shares outstanding.


Twenty-Six Weeks Ended August 2, 1998
Compared to Twenty-Six Weeks Ended August 3, 1997
-------------------------------------------------

        Net Sales. Net sales for the twenty-six weeks ended August 2, 1998 were $62,337,000, which was a increase of $6,927,000 or 12.5% over the comparable period of fiscal 1997. The increase in net sales is attributable to a $5,275,000, or 9.6%, increase in same-store sales and a $2,189,000 increase from four new stores; such increases were offset in part by a decrease of

$537,000 primarily from closed stores. The increase in same-store sales is due principally to management's strategy of remodeling existing showrooms to provide a more appealing setting for customers, developing new products, increasing the promotion and sale of accessories and revamping the marketing and sales promotion program and to improved economies in regions where the Company operates.

        Gross Profit. Gross profit was 52.0% of net sales for the twenty-six weeks ended August 2, 1998 as compared to 50.8% of net sales in the comparable period of fiscal 1997. The increase in gross profit was primarily the result of several factors including improved efficiency in factory operations, reduced discounting, good movement of clearance goods, negotiated reductions in raw material prices and new product acceptance by customers.

        Selling Expenses. Selling expenses were $29,506,000 or 47.3% of sales for the twenty-six weeks ended August 2, 1998 as compared to $26,859,000 or 48.5% of sales in the same period of fiscal 1997. The increase of $2,647,000 in selling expenses was primarily due to a combination of higher sales volume and the opening of four new showrooms between August 4, 1997 and August 2, 1998. As a percentage of sales, selling expenses have decreased 1.2% due to fixed expenses applied to higher sales volume.

        General and Administrative Expenses. General and administrative expenses for the twenty-six weeks ended August 2, 1998 increased by $128,000 as compared with the same period in the prior fiscal year primarily as a result of higher payroll costs offset in part by lower professional fees.

        Interest Expense. Interest expense, including amortization of deferred financing costs, for the twenty-six weeks ended August 2, 1998 increased by $521,000 over the same period in the prior fiscal year due primarily to higher average debt outstanding.

        Income Taxes. Due to uncertainties regarding the realization of deferred tax assets, no tax benefits were recorded for either fiscal 1998 or fiscal 1997.

        Net Loss. As a result of the above factors, the net loss was $3,809,000 for the twenty-six weeks ended August 2, 1998 as compared to a loss of $4,561,000 in the same period of the prior fiscal year. Net loss per share in the 1998 period was $0.18 based on 20,996,000 weighted average shares outstanding. In the comparable 1997 period the net loss per share was $0.24 based on 19,021,000 shares outstanding.

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

         None


Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security-Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended August 2, 1998

        (a)    Exhibits - Ex-27 Financial Data Schedule
        (b)    Reports on Form 8-K
               The Registrant did not file any reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KRAUSE'S FURNITURE, INC.
                                            (Registrant)


Date: September 4, 1998                     /s/ Philip M. Hawley
------------------                          ------------------------------------
                                            Philip M. Hawley
                                            Chairman of the Board and Chief
                                            Executive Officer (Principal
                                            Executive Officer)



Date: September 4, 1998                     /s/ Robert A. Burton
      -----------------                     ------------------------------------
                                            Robert A. Burton
                                            Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                   Description
------                   -----------
   27                    Financial Data Schedule