Form 10-Q
period 1998-11-01
KRAUSES FURNITURE INC
filed 1998-12-01
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1998

                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________


Commission file number:  0-17868


                            KRAUSE'S FURNITURE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                       77-0310773
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)                (I.R.S. Employer
                                                             Identification No.)


200 North Berry Street, Brea, California                         92821-3903
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

As of December 1, 1998 the Registrant had 21,984,428 shares of common stock outstanding.

                                      INDEX

                                                                                Page
                                                                                ----
PART I  FINANCIAL INFORMATION

Item 1.        Financial Statements

               - Consolidated balance sheet                                       3

               - Consolidated statement of operations (unaudited)                 4

               - Consolidated statement of cash flows (unaudited)                 5

               - Notes to consolidated financial statements (unaudited)         6 - 8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                    9 - 14


PART II OTHER INFORMATION

Item   1.      Legal Proceedings                                                  15

Item   2       Changes in Securitiesand Use of Proceeds                           15

Item   3       Defaults Upon Senior Securities                                    15

Item   4.      Submission of Matters to a Vote of Security Holders                15

Item   5.      Other Information                                                  15

Item   6.      Exhibits and Reports on Form 8-K                                   15

               SIGNATURES                                                         16

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     November 1,    February 1,
                                                                        1998           1998
                                                                     ------------   -----------
                                                                      (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                         $    110       $    916
    Accounts receivable, net of allowance of $177 for doubtful
      accounts ($164 at February 1, 1998)                                1,030          1,148
    Inventories                                                         20,444         16,013
    Prepaid expenses                                                     1,502            515
                                                                      --------       --------
        Total current assets                                            23,086         18,592

Property, equipment, and leasehold improvements, net                    11,710          8,577
Goodwill, net                                                           13,601         14,366
Leasehold interests, net                                                   975          1,191
Other assets                                                             2,074          2,586
                                                                      --------       --------
                                                                      $ 51,446       $ 45,312
                                                                      ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $  8,045       $  8,111
    Accrued payroll and related expenses                                 1,906          1,993
    Other accrued liabilities                                            4,155          3,967
    Customer deposits                                                    6,148          5,421
    Notes payable                                                           88             22
                                                                      --------       --------
        Total current liabilities                                       20,342         19,514

Long-term liabilities:
    Notes payable                                                       16,359         13,731
    Other                                                                2,067          2,175
                                                                      --------       --------
        Total long-term liabilities                                     18,426         15,906

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value; 666,667
      authorized, no shares outstanding                                     --             --
    Common stock, $.001 par value; 35,000,000 shares authorized,
        21,984,428 shares outstanding (19,020,539 at February 1,            22             19
        1998)
    Capital in excess of par value                                      59,230         51,703
    Accumulated deficit                                                (46,574)       (41,830)
                                                                      --------       --------
        Total stockholders' equity                                      12,678          9,892
                                                                      --------       --------
                                                                      $ 51,446       $ 45,312
                                                                      ========       ========

                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                 ----------------------------      ----------------------------
                                                  November 1,     November 2,       November 1,    November 2,
                                                     1998            1997              1998           1997
                                                 ------------     -----------      ------------   -------------
Net sales                                          $ 32,081         $ 30,159         $ 94,418         $ 85,569
Cost of sales                                        14,525           14,560           44,446           41,840
                                                   --------         --------         --------         --------
Gross profit                                         17,556           15,599           49,972           43,729

Operating expenses:
    Selling                                          15,170           13,698           44,676           40,558
    General and administrative                        2,311            2,191            7,029            6,780
    Amortization of goodwill                            255              255              765              765
                                                   --------         --------         --------         --------
                                                     17,736           16,144           52,470           48,103
                                                   --------         --------         --------         --------

Loss from operations                                   (180)            (545)          (2,498)          (4,374)

Interest expense                                       (666)            (467)          (1,897)          (1,177)
Other expense                                           (89)             (35)            (349)             (58)
                                                   --------         --------         --------         --------

Net loss                                           $   (935)        $ (1,047)        $ (4,744)        $ (5,609)
                                                   ========         ========         ========         ========

Basic and diluted loss per share                   $   (.04)        $   (.06)        $   (.22)        $   (.30)
                                                   ========         ========         ========         ========

Number of shares used in computing loss per
  share                                              21,984           19,021           21,326           19,021
                                                   ========         ========         ========         ========


                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Thirty-Nine Weeks Ended
                                                               -------------------------------
                                                                 November 1,      November 2,
                                                                    1998             1997
                                                               -------------     -------------
Cash flows from operating activities:
Net loss                                                         $  (4,744)        $  (5,609)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                                   2,184             1,802
     Other non-cash charges                                          1,019               786
   Change in assets and liabilities:
     Accounts receivable                                               118               340
     Inventories                                                    (4,431)           (2,486)
     Prepaid expenses and other assets                                (605)              424
     Accounts payable and other liabilities                            103               653
     Customer deposits                                                 726              (408)
                                                                 ---------         ---------
            Net cash used by operating activities                   (5,630)           (4,498)
                                                                 ---------         ---------

Cash flows from investing activities:
    Capital expenditures                                            (4,523)           (1,498)
                                                                 ---------         ---------
            Net cash used by investing activities                   (4,523)           (1,498)
                                                                 ---------         ---------

Cash flows from financing activities:
    Proceeds from long-term borrowings                             117,245           102,005
    Principal payments on long-term borrowings                    (115,165)          (99,986)
    Proceeds from issuance of subordinated note                         --             3,000
    Net proceeds from issuance of common stock                       7,267                --
                                                                 ---------         ---------
            Net cash provided by financing activities                9,347             5,019
                                                                 ---------         ---------

Net decrease in cash                                                  (806)             (977)
Cash and cash equivalents at beginning of period                       916             1,227
                                                                 ---------         ---------

Cash and cash equivalents at end of period                       $     110         $     250
                                                                 =========         =========

Supplemental disclosures of cash flow information -
    Cash paid during the period for interest                     $   1,258         $     373

Noncash investing and financing activities-
    Issuance of common stock purchase warrant                           --               925


                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC


--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements of Krause's Furniture, Inc. (the "Company") and its wholly owned subsidiaries, including the Company's principal subsidiary, Krause's Custom Crafted Furniture Corp., formerly known as Krause's Sofa Factory ("Krause's"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all and only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation for the periods reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations, although management believes that the disclosures made are adequate to make the information presented not misleading.

        These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1998. The results of operations for the thirteen and thirty-nine weeks ended November 1, 1998 are not necessarily indicative of results to be expected in future periods.

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


2. Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                      November 1,        February 1,
                                         1998               1998
                                      -----------        -----------
                                              (in thousands)
     Finished goods                    $  15,509          $  12,368
     Work in progress                        168                 66
     Raw materials                         4,767              3,579
                                       ---------          ---------
                                       $  20,444          $  16,013
                                       =========          =========

3. Notes payable consists of the following:

                                                      November 1,      February 1,
                                                         1998             1998
                                                      -----------      -----------
                                                             (in thousands)
     Secured revolving credit notes                    $  5,854         $  3,812
     Subordinated notes payable to shareholders          12,001           12,001
     Unamortized debt discount, net of
         accumulated amortization of $1,138
         ($590 at February 1, 1998)                      (1,887)          (2,435)
     Other notes                                            479              375
                                                       --------         --------
                                                         16,447           13,753
     Less current portion                                    88               22
                                                       --------         --------
                                                       $ 16,359         $ 13,731
                                                       ========         ========

        The secured revolving credit notes were issued under a revolving credit agreement between Krause's and a financial institution (the "financial institution") that expires in January 2000. The credit agreement, which was most recently amended December 11, 1997, provides for revolving loans of up to $10 million based on the value of inventories. As of November 1, 1998, borrowing under the revolving credit facility was limited to approximately $9.8 million, as defined in the agreement. Substantially all of Krause's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loans is payable monthly at the rate of 1.0% in excess of the prime rate (8.00% at November 1, 1998).

        Pursuant to the terms of the agreements related to the subordinated notes and the revolving credit agreement, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net worth and working capital as well as to achieve certain levels of earnings before interest, taxes, depreciation and amortization. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of November 1, 1998, the Company and Krause's were in compliance with the terms and conditions of these agreements.

4. In April 1998, the Company completed a public offering of 2,963,889 shares of its common stock at a price of $3.00 per share. Proceeds of the offering totaled $7,267,000 after deducting underwriters' fees and offering expenses. The purpose of the offering was to fund the remodeling of the Company's existing showrooms, to fund the opening of new showrooms and for general corporate purposes.

5. Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. The effect of outstanding stock options and warrants are not included in the computation since such share equivalents are antidilutive. There were no differences between basic and diluted loss per share for any period presented.

6. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which the Company adopted in the first quarter of fiscal 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 also requires that a Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company has determined that there is no difference between net loss as reported and comprehensive net loss, as defined by SFAS No. 130.

        During the first quarter of fiscal year 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5 "Pre-Opening Costs." This Statement, provides guidance on the financial reporting of start-up costs and organization costs. The Statement is effective for fiscal years beginning after December 15, 1998, and the Company expects that the effect of adopting this Statement will be immaterial.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q, and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report, contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "continue," "estimate," or the negative of these terms or other comparable terminology. Various factors noted in this Form 10-Q and in filings recently made by the Company with the Securities and Exchange Commission, including the Company's Form 10-K and a Registration Statement on Form S-1, which became effective on March 30, 1998, constitute cautionary statements that identify risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

        The Company has reported losses from operations in each of the past five years due to inefficiencies within its operations and due to an industry-wide softness in retail sales. As a result of such losses, the Company had an accumulated deficit of $46,574,000 at November 1, 1998.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        In recent periods, the Company has utilized its working capital to cover operating deficits and to finance the remodeling and expansion of its showrooms. In fiscal 1998, management plans to remodel and upgrade approximately 21 existing showrooms (17 of which were completed in the first thirty-nine weeks of fiscal 1998), and estimates it will add approximately 11 additional showrooms (5 of which were opened in the first thirty-nine weeks of fiscal 1998), compared with an original objective of 20, reflecting the difficulty the Company encountered earlier in the fiscal year in locating and securing suitable locations on acceptable terms. Management expects to fund the capital expenditures related to the remodeling and expansion program from internally generated cash and from borrowings under the Company's revolving credit facility. The Company is not contractually committed to make these capital expenditures and could slow its expansion and remodeling program if the Company experiences any liquidity shortages.

        As of November 1, 1998, the Company had cash and cash equivalents of $110,000 and borrowing capacity under its revolving credit agreement of $4,000,000. Cash flow activity for the thirty-nine weeks ended November 1, 1998 and November 2, 1997 is presented in the Consolidated Statement of Cash Flows.

Cash Flow - Thirty-Nine Weeks Ended November 1, 1998
----------------------------------------------------

        During the thirty-nine weeks ended November 1, 1998, cash and cash equivalents decreased by $806,000. Operating activities used net cash of $5,630,000, principally from a cash loss from operations of $1,541,000, and increases in inventories and prepaid expenses of $4,431,000 and $605,000, respectively, offset in part by an increase in accounts payable and other liabilities of $103,000, an increase in customer deposits of $726,000, and a decrease in accounts receivable of $118,000. The increase in inventory is principally due to the Company's decision to expand its accessories business and higher levels of finished goods required in part by the addition of five stores. Investing activities during the period included capital expenditures of $4,523,000, nearly all of which was used to remodel certain retail showrooms and open five new showrooms. Financing activities during the period consisted of the sale of 2,963,889 shares of common stock, the proceeds from which totaled $8,892,000 less expenses of $1,625,000 and net borrowings of $2,080,000, primarily from the Company's revolving credit facility. Management plans to continue its program of remodeling and upgrading showrooms as well as to add new showrooms in existing markets; the Company expects to fund the related expenditures from internally generated cash and from borrowings under the Company's revolving credit facility.


Cash Flow - Thirty-Nine Weeks Ended November 2,  1997
-----------------------------------------------------

         During the thirty-nine weeks ended November 2, 1997, cash and cash equivalents decreased by $977,000. Operating activities used net cash of $4,498,000, principally from a cash loss from operations of $3,021,000, an increase in inventories of $2,486,000 and a decrease in customer deposits of $408,000 partially offset by decreases in prepaid expenses and other assets of $424,000 and accounts receivable of $340,000 and an increase in accounts payable and other liabilities of $653,000. Investing activities during the period included capital expenditures of $1,498,000 nearly all of which was used to remodel certain retail showrooms. Financing activities during the period consisted of net borrowings of $2,019,000 primarily from the Company's revolving credit facility and $3,000,000 borrowed pursuant to a Supplemental Securities Purchase Agreement concluded on August 14, 1997.

RESULTS OF OPERATIONS
---------------------

        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statement of Operations:

                                                   Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                 -------------------------       --------------------------
                                                 November 1,   November 2,       November 1,    November 2,
                                                    1998          1997              1998           1997
                                                 -----------   -----------       -----------    -----------
     Net sales
                                                    100.0%         100.0%           100.0%           100.0%
     Cost of sales                                   45.3           48.3             47.1             48.9
                                                   ------         ------         --------         --------
     Gross profit                                    54.7           51.7             52.9             51.1

     Operating expenses:
         Selling                                     47.3           45.4             47.3             47.4
         General and administrative                   7.2            7.3              7.4              7.9
         Amortization of goodwill                     0.8            0.8              0.8              0.9
                                                   ------         ------         --------         --------
                                                     55.3           53.5             55.5             56.2
                                                   ------         ------         --------         --------

     Loss from operations                            (0.6)          (1.8)            (2.6)            (5.1)

     Interest expense                                (2.1)          (1.6)            (2.0)            (1.4)
     Other expense                                   (0.3)          (0.1)            (0.4)            (0.1)
                                                   ------         ------         --------         --------

     Net loss
                                                     (3.0%)         (3.5%)           (5.0%)           (6.6%)
                                                   ======         ======         ========         ========

     Store Data
     ----------

     Stores open at beginning of period                84             80               81               82
     Stores opened during period                        1              1                5                1
     Stores closed during period                       --             --                1                2
                                                   ------         ------         --------         --------
     Stores open at end of period                      85             81               85               81
                                                   ======         ======         ========         ========

     Average sales per showroom (1)                  $380           $375           $1,130           $1,063
     Comparable store sales increase                  3.1%          13.5%             7.3%             4.3%


   (1) Based upon the weighted average number of stores open during the period indicated.
   (2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month. The comparable store sales increase refers to the indicated period as compared to the same period in the prior fiscal year.

Thirteen Weeks Ended November 1, 1998
--------------------------------------
  Compared to Thirteen Weeks Ended November 2, 1997
  -------------------------------------------------

        Net Sales. Net sales for the third quarter of fiscal 1998 were $32,081,000 which was an increase of $1,922,000 or 6.4% over the comparable quarter of fiscal 1997. The increase in net sales is attributable to a $924,000, or 3.1%, increase in same-store sales and a $1,147,000 increase from five new stores; such increases were offset in part by a decrease of $149,000 primarily from closed stores. The increase in same-store sales is due principally to management's strategy of remodeling existing showrooms to provide a more appealing setting for customers, developing new products, increasing the promotion and sale of accessories and revamping the marketing and sales promotion program as well as to improved economies in regions where the Company operates.

        Gross Profit. Gross profit was 54.7% of net sales in the third quarter of fiscal 1998, as compared to 51.7% of net sales in the third quarter of fiscal 1997. The increase in gross profit was primarily a result of continuing improvements in manufacturing operations, less promotion at the retail level and negotiated reductions in raw material prices.

        Selling Expenses. Selling expenses were $15,170,000 or 47.3% of sales in the third quarter of fiscal 1998 as compared to $13,698,000 or 45.4% of sales in the same period last year. The increase of $1,472,000 in selling expenses was primarily due to a combination of higher sales volume and the opening of five new showrooms between November 3, 1997 and November 1, 1998.

        General and Administrative Expenses. General and administrative expenses for the quarter ended November 1, 1998 increased by $120,000 compared with the same period in the prior fiscal year primarily as a result of higher payroll costs.

        Interest Expense. Interest expense, including amortization of deferred financing costs, in the third quarter of fiscal 1998 increased by $199,000 over the same quarter in the prior fiscal year due primarily to higher average debt outstanding.

        Income Taxes. Due to uncertainties regarding the realization of deferred tax assets, no tax benefits were recorded for either the third quarter of fiscal 1998 or fiscal 1997.

        Net Loss. As a result of the above factors, the net loss was $935,000 for the quarter ended November 1, 1998 as compared to a loss of $1,047,000 in the same period of the prior fiscal year. Net loss per share in the 1998 quarter was $0.04 based on 21,984,000 weighted average shares outstanding. In the comparable 1997 quarter the net loss per share was $0.06 based on 19,021,000 shares outstanding.


Thirty-Nine Weeks Ended November 1, 1998
-----------------------------------------
  Compared to Thirty-Nine Weeks Ended November 2, 1997
  ----------------------------------------------------

        Net Sales. Net sales for the thirty-nine weeks ended November 1, 1998 were $94,418,000, which was a increase of $8,849,000 or 10.3% over the comparable period of fiscal 1997. The increase in net sales is attributable to a $6,199,000, or 7.3%, increase in same-store sales and a $3,336,000 increase from five new stores; such increases were offset in part by a decrease of $686,000 primarily from closed stores. The increase in same-store sales is due principally to management's strategy of remodeling existing showrooms to provide a more appealing setting for customers, developing new products, increasing the promotion and sale of accessories and revamping the marketing and sales promotion program as well as to improved economies in regions where the Company operates.

        Gross Profit. Gross profit was 52.9% of net sales for the thirty-nine weeks ended November 1, 1998 as compared to 51.1% of net sales in the comparable period of fiscal 1997. The increase in gross profit was primarily the result of several factors including improved efficiency in factory operations, reduced discounting, good movement of clearance goods, negotiated reductions in raw material prices and customer response to new products.

        Selling Expenses. Selling expenses were $44,676,000 or 47.3% of sales for the thirty-nine weeks ended November 1, 1998 as compared to $40,558,000 or 47.4% of sales in the same period of fiscal 1997. The increase of $4,118,000 in selling expenses was primarily due to a combination of higher sales volume and the opening of five new showrooms between November 3, 1997 and November 1, 1998.

        General and Administrative Expenses. General and administrative expenses for the thirty-nine weeks ended November 1, 1998 increased by $249,000 as compared with the same period in the prior fiscal year primarily as a result of higher payroll costs offset in part by lower professional fees.

        Interest Expense. Interest expense, including amortization of deferred financing costs, for the thirty-nine weeks ended November 1, 1998 increased by $720,000 over the same period in the prior fiscal year due primarily to higher average debt outstanding.

        Income Taxes. Due to uncertainties regarding the realization of deferred tax assets, no tax benefits were recorded for either fiscal 1998 or fiscal 1997.

        Net Loss. As a result of the above factors, the net loss was $4,744,000 for the thirty-nine weeks ended November 1, 1998 as compared to a loss of $5,609,000 in the same period of the prior fiscal year. Net loss per share in the 1998 period was $0.22 based on 21,326,000 weighted average shares outstanding. In the comparable 1997 period the net loss per share was $0.30 based on 19,021,000 shares outstanding.


Year 2000 Readiness Disclosure
------------------------------

        In the past, computer engineers designed most computer programs and embedded computer chips to use only two digits to specify a particular year. For example, the digits "99" were used to specify the Year "1999." However, computers that use only two digits cannot properly recognize the Year 2000 or any following years. For example, after the Year 2000, the digits "01" could mean either the Year "2001" or the Year "1901." This problem can cause computers and other electronic devices to give erroneous results or to shut down. Therefore, as dates employing the Year 2000 and following years come into use, computer programs will need to use four digits to distinguish between the different years of the 20th and the 21st century. Because of this Year 2000 problem, the Company and many other enterprises are vulnerable to unforeseen or unanticipated problems with their computer systems and equipment containing embedded computer chips, as well as from problems in the computer systems of other parties on which their businesses rely.

        The Company has a Year 2000 program in place to minimize any possible effect on its business resulting from the Year 2000 problem. The Company has evaluated its information technology ("IT") systems and believes it has identified those that were not Year 2000 compliant. The Company upgraded its payroll system to be Year 2000 compliant in the third quarter of fiscal 1998. The Company determined that its other mission critical business systems (manufacturing, procurement, order processing and financials) were predominantly compliant, with a small number of historical reporting programs and files requiring modification. The Company has completed these modifications, tested and implemented them, and plans to conduct an end-to-end Year 2000 simulation test, validating key business processes, in the fourth quarter of fiscal 1998. The Company is also executing a plan to test and upgrade (as necessary) its desktops, communications systems and other IT-related equipment. It will complete those measures within the fourth quarter of fiscal 1998 as well.

        The Company expects to bring its IT systems in compliance with the Year 2000 without incurring material costs. To date it has completed the remediation of business systems by redirecting its existing internal programming resources, with costs expensed as incurred. The Company expects total costs to be less than $10,000.

        With regard to non-IT systems, the Company is currently assessing its facilities equipment and the readiness of its trading partners, and has targeted mid-1999 to achieve readiness in those areas. Facilities equipment, including but not limited to bankcard terminals, alarm systems and fax machines, are being reviewed for Year 2000 compliance. Disruption of these services would have a negligible impact on Company operations and remediation costs are expected to be less than $5,000. The Company will develop contingency plans to attempt to insulate the Company from business interruptions of key suppliers; however, there can be no assurance that other companies and agencies on which the Company relies will convert their systems in a timely way, and such failure to convert by another entity could have an adverse impact on the Company's operations. For example, an interruption in raw material flow from unprepared suppliers could delay the Company's production and delay customer deliveries.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998. There has been no material change.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K filed during the quarter
         ---------------------------------------------------------
         ended November 1, 1998
         ----------------------

        (a)     Exhibits

                10.14 First Amendment to Employment Agreement between Krause's
                      Furniture Inc., and Philip M. Hawley.

                27.1  (edgar version only) Financial Data Schedule

        (b)     Reports on Form 8-K

                The Registrant did not file any reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KRAUSE'S FURNITURE, INC.
                                            (Registrant)


Date:   December 1, 1998                    /s/ PHILIP M. HAWLEY
        ----------------                    ------------------------------------
                                            Philip M. Hawley
                                            Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Date:   December 1, 1998                    /s/ ROBERT A. BURTON
        ----------------                    ------------------------------------
                                            Robert A. Burton
                                            Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                              Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number                            Description
--------------                            -----------

    10.14 First Amendment to Employment Agreement between Krause's Furniture Inc., and Philip M. Hawley.

    27.1            (edgar version only) Financial Data Schedule