Form 10-K
period 1999-01-31
KRAUSES FURNITURE INC
filed 1999-04-26
CIK 701974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 31, 1999.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to ____________

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

     COMMON STOCK, $.001 PAR VALUE                AMERICAN STOCK EXCHANGE
            (Title of Class)            (Name of each exchange where registered)

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

        As of April 6, 1999 the aggregate market value of Registrant's $.001 par value common stock held by non-affiliates was approximately $17,429,000 based on the closing price for the stock. As of April 6, 1999 there were 19,020,539 shares of $.001 par value common stock outstanding.

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


                                     PART I

ITEM 1.   BUSINESS

                             DESCRIPTION OF BUSINESS

        THE COMPANY. The Company is a leading vertically integrated manufacturer and retailer of made-to-order upholstered furniture and accessories. The Company operates 90 furniture showrooms under the Krause's (76 showrooms) and Castro Convertibles (14 showrooms) brand names in 12 states, with 55 of those showrooms in California and in the New York City metropolitan area, including New York, New Jersey and Connecticut. Customers can choose from more than 60 styles and 40 sizes of sofas, incliners, recliners, sectionals, sofabeds and chairs, which they can customize with 800 fabrics and 50 leathers. The Company believes that it has developed a reputation for delivering high quality, custom-crafted furniture at prices comparable to those of mass-produced sold-as-shown furniture. In recent periods, the Company has undergone significant changes, raising substantial new capital, hiring a new management team with extensive expertise in retailing, and changing the Company's business strategy from a factory-direct orientation to a retail-oriented, fashion conscious approach.

        In the spring of 1996, GECC and Philip M. Hawley, the former Chairman and Chief Executive Officer of The Broadway Stores, Inc. (formerly Carter Hawley Hale Stores, Inc.), undertook an evaluation of the Company and determined that it had strong brand name recognition, good retail locations in strong markets, demonstrated manufacturing capability and a unique niche. They perceived that the Company presented an opportunity for growth by remodeling existing showrooms, opening new showrooms in existing markets and penetrating new markets. Beginning in August 1996, GECC and certain other investors led by Mr. Hawley invested approximately $22 million in equity and debt in the Company. The Company hired new executives with retail experience and Mr. Hawley became its Chairman and Chief Executive Officer.

        RECENT DEVELOPMENTS. In April 1998 the Company raised approximately $7.3 million of equity as a result of a public offering of approximately 3.0 million additional shares. At the same time as the public offering, the Company listed its shares on the American Stock Exchange and terminated trading in the Nasdaq SmallCap Market.

        Under the leadership of Mr. Hawley, the Company has undergone a major expansion and remodeling program, and has developed a marketing and merchandising strategy designed to increase its appeal to its existing broad customer base by promoting the Company's wide selection of products, styles and fabrics, as well as quality and value. Under this program, the Company has remodeled 38 existing showrooms, 22 of which were remodeled during fiscal 1998, established design centers in prominent locations within showrooms to highlight fabric selection, created decorated room settings, added new lighting and carpeting, and integrated the Castro Convertibles brand name and products into its remodeled Krause's showrooms. The Company plans to continue to remodel and upgrade existing showrooms during fiscal 1999. The Company has also taken significant steps to improve margins by increasing prices to competitive levels, reducing promotional discounting and improving manufacturing efficiencies, and to reduce expenses by implementing budgeting controls, consolidating selling, general and administrative expenses and cutting costs, including revising its sales commission structure. These new strategies, combined with improved economies in regions where the Company operates, have begun to show positive financial results. For the fiscal year ended January 31, 1999, same-store sales (for showrooms opened a year or more) increased 9.8% compared to the prior fiscal year. In addition, gross profit increased from 51.3% to 53.2% of net sales in fiscal 1998 compared to fiscal 1997. Since the management change, the Company has also opened thirteen new showrooms, eight of which were opened during fiscal 1998, featuring its new store design and has plans to open approximately 16 to 21 additional showrooms during the balance of fiscal 1999.

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

o Reputation for Value and Selection; Brand Names. The Company believes that it has attained a reputation for high quality, custom-crafted furniture at prices comparable to those of mass-produced, sold-as-shown furniture. For over 26 and 68 years, respectively, Krause's and Castro Convertibles have developed a reputation for selection, quality, price and service. The Company believes that its reputation and strong brand recognition influence customer purchasing decisions and will help the Company expand its distribution in existing markets and penetrate new markets.

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

o Well Located Retail Distribution Network. As of January 31, 1999, the Company operated 88 showrooms, primarily in California and the New York City metropolitan area, and in selected other markets in the Southwest, Northwest and Midwest. The Company believes that its showrooms are in many markets that have favorable demographics and upward economic trends, and that a substantial majority of its showrooms are located in high traffic areas. In addition, many showrooms are near other furniture retailers, where the Company believes it can benefit from increased traffic of furniture customers and from comparison shopping, typically by shoppers who compare Company products to those of sold-as-shown retailers or premium-priced custom manufacturers.

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

        BUSINESS STRATEGY. The Company intends to leverage its competitive strengths in order to increase its sales volumes, improve its overall financial performance and enhance its market position. The Company is attempting to achieve these objectives by pursuing the following strategies:

o Remodel Existing Showrooms. The Company is well into a major remodeling program to update its showrooms, imbue a sense of fashion and excitement and move away from the Company's traditional factory-direct orientation. The Company has developed new store layout, design and visual presentation themes to center attention on fabric selection and customization options, present merchandise by life style as complete room environments and enhance lighting and color in order to add drama and create excitement throughout its showrooms. The Company has remodeled 38 showrooms, 22 of which were remodeled during fiscal 1998, and expects to complete the remodeling program over the next eighteen months.

o Add New Showrooms in Existing Markets. The Company plans to expand its presence in markets where it has an existing base of showrooms so that it can leverage its brand name recognition and marketing efforts as well as its existing distribution network and management. The Company estimates that it has not less than 40 opportunities to open showrooms in existing markets. To date, the Company has opened thirteen new showrooms, eight of which were opened during fiscal 1998, and expects to open approximately 16 to 21 additional showrooms during the balance of fiscal 1999.

o Relocate Under-Performing Showrooms. The Company estimates that it has approximately two dozen showrooms that are in good market areas but in poor locations within these market areas. As the leases on these showrooms expire, the Company plans to seek more suitable locations and incorporate into the new showrooms the same new layout, design and visual presentation themes that it has developed in the remodeling program.

o Revamp Marketing and Sales Promotion. The Company has revamped its marketing and sales promotion with the goal of better defining its market niche and differentiating it from its competitors. A major focus of this effort is a shift away from a factory-direct orientation to that of customization and craftsmanship with emphasis on value rather than price. To this end, the Company changed the name it does business under from Krause's Sofa Factory to Krause's Custom Crafted Furniture and developed a new, modern logo. Another focus of this effort has been to create an advertising format and message and to use larger ads in an effort to better attract customers.

o Develop New Products; Increase Sales of Complementary Products. The Company has put in place a new product development program, which is freshening showroom inventories and introducing a number of new styles designed to increase its appeal to customers. In addition, although the Company intends to continue to focus on the manufacture and sale of upholstered products, as a part of its new merchandising approach it has increased the promotion and sale of other products, including accessories supplied by third parties such as tables, lamps, area rugs and wall decor, custom-made chairs and recliners. The Company believes these additional merchandise classifications have broadened the Company's offerings and contributed to increased sales per square foot.

o Leverage the Castro Franchise. In 1993, the Company acquired certain assets principally related to the retail operations of Castro Convertible Corporation, including the "Castro Convertibles" tradename and trademark and retail store locations. Castro Convertibles, which started business in 1931, has been known throughout the East Coast for its quality sofabed products and was an early pioneer in developing the tri-fold sofabed mechanism. The Company has leveraged this strong brand awareness by adding a Castro Convertibles gallery in all of its Krause's remodeled and new showrooms.

o Increase Showroom Productivity. For the year ended January 31, 1999, the Company's sales per square foot of selling space averaged $127. To further increase showroom productivity, the Company is in the process of gradually reducing the average size of its showrooms from approximately 12,100 square feet of selling space to approximately 10,000 square feet, which it believes is the optimal size to show and sell the Company's products. In addition, the Company intends to increase same-store sales by continuing to (i) roll out its remodeling and expansion program, which has produced higher same-store sales at the initial group of remodeled showrooms, (ii) add new products, including accessory products manufactured by third parties, and
    (iii) increase the effective sales prices of its products through reduced promotional discounting.

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

        Selling space in retail showrooms varies in size from 1,400 square feet to 23,400 square feet, with an average size of 11,700 square feet. The typical showroom displays approximately 50 to 60 styles in coordinated furniture groupings to illustrate the diversity and availability of contemporary and traditional upholstered furniture.

        When a customer makes a selection, a sales associate collects a down payment and immediately enters the order in the Company's computer system through a terminal at the showroom. The order, reflecting the customer's exact specifications of style, color, size, configuration and fabric, is then sent to the Company's facility in Brea, California for manufacturing.

        REMODELING AND EXPANSION. The Company is well into a major expansion and remodeling program. Key components of this program include establishing design centers in prominent locations within showrooms to highlight fabric selection, creating decorated room settings, adding new lighting and carpeting, developing consistent and highly visible signage, and integrating the

Castro Convertibles brand name and products into its Krause's Custom Crafted Furniture showrooms. As part of this program, the Company has remodeled 38 showrooms, 22 of which were remodeled during fiscal 1998, and has plans to remodel additional showrooms during fiscal 1999. The remodeled showrooms are designed to present a more appealing environment to the consumer, emphasizing the Company's wide array of styles and fabric selections, and highlight the consumer's ability to customize furniture selections to suit individual taste. Remodeled showrooms feature prominently displayed design centers to highlight fabric selection, decorated room settings, and new lighting and carpeting. The Company anticipates that it will recover the cost of each remodeled store in approximately one year through increased sales after the remodeling.

        The Company is also seeking to expand its presence in existing markets to increase sales and market share. This will enable the Company to leverage its brand name recognition and take advantage of the advertising umbrella and infrastructure that currently exists. It will also focus on areas with strong demographics and economic performance. The Company has opened thirteen new showrooms, eight of which were opened during fiscal 1998, since it began its expansion program and intends to open approximately 16 to 21 additional showrooms during the balance of fiscal 1999. In addition, as leases expire on showrooms that are not located in prime retail areas, but are in favorable markets, the Company will attempt to move those showrooms to more suitable locations.

        MERCHANDISING AND ADVERTISING. The Company has implemented new merchandising programs designed to further leverage and enhance the strength of the Krause's and Castro Convertibles brand names. In addition to implementing its expansion and remodeling program designed to enhance the Company's appeal to its existing broad customer base, the Company has further enhanced and leveraged the strength of the Krause's and Castro Convertibles brand names through new advertising and merchandising programs that emphasize the selection, features and value of its products. The Company is seeking to use its strong brand awareness to initially increase its share of existing markets and ultimately to penetrate new markets. As an integral part of its new and remodeled Krause's Custom Crafted Furniture showrooms, the Company has added a section dedicated to its Castro Convertibles products to further leverage this product line and brand name.

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

        In addition to its exclusive upholstered furniture line, the Company retails an assortment of tables, area rugs, lamps and wall decor, custom-made chairs and recliners. These furniture products and accessories, which are supplied to the Company by outside vendors, complement the Company's upholstered furniture products and help to create the room setting displays. Because the Company typically views sales of these furniture products and accessories as incremental to, rather than in lieu of, sales of the Company's own upholstered furniture products, the Company has increased the promotion and sale of these complimentary furniture products and accessories. Merchandise purchased from other suppliers currently accounts for approximately 10.7% of net sales.

        In order to be responsive to changing customer demands, the Company will develop new products more aggressively. Since the 1996 financings, the Company has introduced 24 new sofa styles and five new chair styles. In addition, the Company is committed to periodically update its inventory of 800 fabrics by replacing slow-moving, out-of-style fabrics with more contemporary designs.

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

        The Company builds approximately 650 pieces of upholstered furniture per day in two shifts. This output represents approximately 54% of double shift manufacturing capacity. The level of production primarily reflects customer orders, because the Company does not manufacture units for inventory.

        When an order has completed the manufacturing or outside purchasing process, it is shipped to a regional warehouse for the final preparation and delivery to the customer. The Company uses outside delivery services, as well as its own personnel in certain areas, for deliveries.

        BACKLOG. The Company turns its manufacturing backlog approximately every 23 to 28 days. Backlog as of January 31, 1999 was approximately $11.3 million compared to $10.7 million at February 1, 1998.

        SUPPLIERS AND MATERIALS. Many suppliers currently provide the Company with the materials used in manufacturing its upholstered furniture products. The Company's ten largest suppliers provided it with 52.9% of its purchased raw materials during the fiscal year ended January 31, 1999, including one such supplier that provided approximately 10.2% The Company is dependent on the continued supply of components and raw materials, including frame components, fabrics, leather, foam and sofabed and motion mechanisms. Management constantly seeks new suppliers and better prices through competitive bidding and the qualification of alternative sources of supply. If the Company could not develop alternative sources of supply when needed or failed to obtain sufficient single-source products, components and raw materials, the resulting loss in production capability would adversely affect the Company's sales and operating results.

        TRADEMARKS AND PATENTS. The Company holds trademarks and patents registered in the United States for some of its products and processes. The Company has a registered trademark in the United States for the Krause's Sofa Factory(R) and Castro Convertibles(R) names and logos and the name Foreverflex(R). The Company has applied for a trademark for the name Krause's Custom Crafted Furniture. Trademarks, which the Company considers important to its business, have expiration dates ranging from May 13, 2002 to November 30, 2004, but each is renewable in perpetuity. The Company also has other trademarks, both registered and unregistered, that the Company believes are not material to its business or to any ongoing product lines.

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

        EMPLOYEES. The majority of the Company's employees are not unionized and many have worked for the Company for more than 10 years. A union contract covers approximately 50 retail employees in the greater New York area. At January 31, 1999, the total work force numbers approximately 1,112, with approximately 433 working in manufacturing, 589 in retail and warehousing operations, and 90 in administration.

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


                      RISK FACTORS RELATING TO THE BUSINESS

       LACK OF PROFITABLE OPERATIONS; ACCUMULATED DEFICITS. The Company has reported losses from operations in each of the past five years and had an accumulated deficit of $47.0 million at January 31, 1999. If losses from operations continue, they could adversely affect the market price for the common stock and the Company's ability to maintain existing financing and obtain new financing. There can be no assurance that the Company will achieve profitability in the future.

        CAPITAL REQUIREMENTS; RESTRICTIONS ON COMPANY'S ABILITY TO OBTAIN ADDITIONAL CAPITAL. The Company believes that borrowings under its Revolving Credit Facility and internally generated funds will be sufficient to fund its requirements for working capital and capital expenditures through the end of fiscal year 1999. However, the Company may need to raise additional funds to finance its remodeling and expansion program through either debt or equity financing, and there can be no assurance that the Company's financial performance will generate sufficient funds. The Company currently contemplates that other sources of capital would be available, although this situation could change.

       The Company's existing secured revolving credit facility provides for borrowings of up to $15.0 million, is subject to maturity in March 2002, imposes borrowing base limitations, and restricts it from incurring future additional indebtedness from third parties in an amount in excess of $5.0 million. Consequently, if the Company needs any significant additional infusion of capital, it may have to issue additional equity. Such additional capital, if raised, is likely to dilute the interest of the Company's stockholders. The revolving credit agreement further requires the Company to maintain financial covenants regarding adjusted net worth and earnings before interest, taxes, depreciation and amortization. Substantially all of the Company's assets are pledged as collateral for repayment of existing indebtedness. The Company's collateral pledge may make it more difficult for the Company to obtain additional financing on advantageous terms, if at all.

       Additionally, the restrictions described above could significantly impair the Company's ability to raise additional capital by issuing either additional equity or debt.

       LEVERAGE AND ABILITY TO SERVICE FIXED CHARGES. At January 31, 1999, the Company had $18.0 million of long-term debt and had a negative tangible net worth (stockholders' equity less intangible assets) of $2.0 million. For the fiscal year ended January 31, 1999, earnings before interest, taxes, depreciation and amortization were $.9 million. A high percentage of the Company's operating expenses are relatively fixed, including approximately $1.4 million per month in lease payments.

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

       POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. Because the Company sells most of its products on a made-to-order basis with a two-to-four week delivery cycle, it typically operates with about 30 days of backlog. As a result, quarterly sales and operating results generally depend on the volume and timing of orders and the Company's ability to fulfill orders within a quarter, which are difficult to forecast. For example, because one of the Company's fabric suppliers could not supply all of the Company's needs on a timely basis, customer orders representing approximately $1,200,000 in sales were not completed as expected in the fourth quarter of fiscal 1997. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand for the Company's products in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company plans to increase certain cash expenditures in connection with the remodeling of existing showrooms and the opening of new showrooms. To the extent that such expenditures precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected. In addition, the Company's operating results are affected by a variety of factors, including consumer tastes, housing activity, interest rates, credit availability and general economic conditions in its selected market. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the common stock would likely be materially adversely affected.

       DEPENDENCE ON SUPPLIERS. The Company obtains its raw materials and some manufactured products from various outside sources and generally has had no difficulty obtaining them. However, the Company is dependent on the continued supply from relatively few suppliers of certain products, components and raw materials, including fabrics, leather, foam, and sleeper and motion mechanisms. Specifically, the Company's 10 largest suppliers accounted for approximately 52.9% of its aggregate purchases in the fiscal year ended January 31, 1999. During the fiscal year ended January 31, 1999, approximately 11.3% of these purchaes represented leather, with one supplier constituting approximately 28.0% of the leather purchases made by the Company during this period, and approximately 10.2% of these purchases consisted of pre-cut wood components purchased from a supplier, constituting nearly all of the pre-cut wood component purchases made by the Company. The Company has no supply contract with either of these large suppliers, but instead makes each purchase under a separate purchase order. Both leather and pre-cut wood components are commodities the Company believes it can readily obtain from alternative sources, and from time to time the Company has purchased such commodities from alternative sources. If the Company could not develop alternative sources of supply of leather, pre-cut wood components or certain other raw materials and products when needed, or could not obtain sufficient single-source products, components and raw materials when needed, the resulting loss of production capability, would adversely affect the Company's results of operations.

       In addition, commodity raw materials are subject to fluctuations in price. Because raw materials make up a substantial part of the cost of goods sold by the Company, price fluctuations could have a material adverse effect on the Company's results of operations. Although the Company has historically absorbed gradual increases in raw material prices, there can be no assurance that the Company will continue to be able to do so in the future. In addition, sharp increases in material prices are more difficult to pass through to the customer in a short period of time and may negatively impact the short-term financial performance of the Company. See "Business -- Manufacturing."

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

       DEPENDENCE ON REGIONAL ECONOMIES. The Company's markets are concentrated in California and the New York City metropolitan area, where 50.7% and 12.6%, respectively, of the Company's sales in the fiscal year ended January 31, 1999 originated. Consequently, an economic downturn in either of those states would likely have a disproportionately negative impact on the financial condition of the Company. Management believes the economic indicator most relevant to its operations is consumer confidence. In January 1999, the consumer confidence index, as reported by the Conference Board, for the Middle Atlantic Region, which includes New York, was 113.2, the index for the Pacific Region, which includes California, was 127.8, and the average index for the United States as a whole, was 128.9.

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

       CONTROL BY PRINCIPAL STOCKHOLDERS. The current management, directors and other principal stockholders of the Company own in the aggregate approximately 55.1% of the issued and outstanding capital stock of the Company on a fully-diluted basis. Furthermore, the Company has entered into a Stockholders Agreement with certain of its stockholders which provides, in part, that the stockholders who are parties to the Stockholders Agreement will vote their shares in any election of directors in a manner that assures the election of directors designated by each of them. The Stockholders Agreement also prohibits the Company from taking certain actions, such as mergers, liquidations or dissolutions, without the approval of the member of the Board of Directors designated by GECC. It is unlikely that any principal stockholder or group of public stockholders acting in concert would be in the position to influence corporate policy, particularly where any such policy could have a detrimental effect on GECC or others of the public stockholders. These factors may have the effect of delaying, deferring or preventing a change in control of the Company.

       POSSIBLE LIMIT ON USE OF OPERATING LOSS CARRYFORWARDS RESULTING FROM CHANGE IN CONTROL. As of January 31, 1999, the Company had approximately $40 million of federal net operating loss carryforwards including approximately $10 million which is currently limited by Section 382 of the Internal Revenue Code of 1986, as amended. Also, Section 382 would further limit the Company's use of its operating loss carryforwards if the cumulative ownership change during any three-year period exceeds 50%. As a result of transactions occurring through January 31, 1999, the Company experienced a cumulative ownership change of approximately 42% as defined in Section 382. These factors may have the effect of delaying, deferring or preventing a change in control of the Company.

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


ITEM 2.     PROPERTIES

        The Company maintains its administrative offices and manufacturing plant in a leased 250,000 sq. ft. facility at 200 North Berry Street, Brea, California. The lease has a remaining term of 10 years with four five-year options and grants the Company certain options to purchase the facility. The Company also leases approximately 275,000 sq. ft. for warehouse and distribution facilities. The Company leases all its retail showrooms with rents either fixed or with fixed minimums coupled with contingent rents based on the Consumer Price Index or a percentage of sales. The Company's 90 showrooms occupy approximately 1,000,000 sq. ft. of selling space.


ITEM 3.     LEGAL PROCEEDINGS

        On May 27, 1994, the Company was served with a complaint in the case captioned Miriam Brown v. Mr. Coffee, inc. et al. (Civil Action No. 13531), in the Delaware Court of Chancery, New Castle County. The complaint names the Company, Mr. Coffee and certain individuals including Jean R. Perrette and Kenneth W. Keegan, both former directors and officers of the Company, as defendants in a purported class action lawsuit. The complaint alleges that the individuals named as co-defendants breached their fiduciary duties as directors of Mr. Coffee by, among other things, their alleged efforts to entrench themselves in office and prevent Mr. Coffee's public shareholders from maximizing the value of their holdings, engaging in plans and schemes unlawfully to thwart offers and proposals from third parties, and approving or causing the Company and others to agree to vote in favor of a merger with Health o meter Products, Inc. The Company is alleged to have participated in and advanced the alleged breaches. The plaintiff originally sought to enjoin the merger; however, plaintiff withdrew such action and the merger was completed in August 1994. The Company and the Mr. Coffee directors filed motions to dismiss the complaint on August 11, 1994. On October 9, 1996, the plaintiff filed a second amended complaint. All defendants subsequently joined in filing a motion to dismiss the complaint. The Court has taken the motion under advisement. The plaintiff seeks compensatory damages and costs and disbursements in connection with the action, including attorneys' and experts' fees, and such other further relief as the court deems just and proper.

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


                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

        On March 31, 1998, the Company's common stock began trading on the American Stock Exchange under the ticker symbol KFI. Prior to that date the Company's common stock traded on the Nasdaq SmallCap Market under the ticker symbol SOFA. The following table sets forth the high and low per share prices for the Company's Common Stock for each quarter during the 1998 and 1997 fiscal years.

                                               1998                 1997
                                           -------------        ------------
                 Quarter                   High     Low         High    Low
                                           -----   -----        -----  -----
                 First ................    $4.44   $2.43        $2.06  $1.25
                 Second ...............     4.12    1.50         1.81   1.48
                 Third ................     1.75    0.69         4.19   1.50
                 Fourth ...............     1.94    0.94         3.25   2.13

        As of April 5, 1999, there were approximately 337 holders of record of the Company's common stock. The Company has paid no dividends to date and does not expect to do so in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

The following data as of and for the years ended January 31, 1999 and February 1, 1998 has been derived from consolidated financial statements appearing elsewhere herein that have been audited by Arthur Andersen LLP, independent public accountants. The following data for the year ended February 2, 1997 has been derived from consolidated financial statements appearing elsewhere herein that have been audited by Ernst & Young LLP, independent auditors. The following data as of February 2, 1997, January 28, 1996 and January 29, 1995 and for the years ended January 28, 1996 and December 31, 1994 and for the month ended January 29, 1995 has been derived from audited consolidated financial statements not included herein. The following data for the month ended January 30, 1994 is unaudited. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                      Fiscal Year Ended                               Month Ended
                                --------------------------------------------------------------   ------------------------
                                January 31,  February 1,  February 2, January 28,  December 31,   January 29, January 30,
                                  1999(4)      1998(4)      1997(4)      1996(4)       1994      1995(4)(5)    1994 (5)
                                ----------    ---------    ---------    ---------    ---------   ----------    ----------
                                                          (in thousands except per share data)
RESULTS OF OPERATIONS:
  Net sales                      $ 130,447    $ 115,201    $ 112,737    $ 122,319    $ 116,471    $   7,179    $   7,326
  Gross profit                      69,460       59,048       56,247       62,467       62,949        3,532        3,807
  Loss from operations              (2,112)      (5,594)     (12,447)      (9,388)      (2,398)      (3,231)      (2,041)
  Gain from sale of Mr. Coffee
    stock(2)                            --           --           --           --       12,115           --           --
  Income (loss) before
    extraordinary items             (5,134)      (7,480)     (13,389)      (8,715)       5,831       (3,221)      (2,185)
  Extraordinary items(3)                --           --           --           --         (436)          --           --
                                 ---------    ---------    ---------    ---------    ---------    ---------    ---------
  Net income (loss)              $  (5,134)   $  (7,480)   $ (13,389)   $  (8,715)   $   5,395    $  (3,221)   $  (2,185)
                                 =========    =========    =========    =========    =========    =========    =========
  Income (loss) per share(1):
    Income (loss) before
      extraordinary items        $   (0.24)   $   (0.39)   $   (1.28)   $   (2.21)   $    1.08    $   (0.87)   $   (0.63)
    Extraordinary items                 --           --           --           --        (0.08)          --           --
                                 ---------    ---------    ---------    ---------    ---------    ---------    ---------
      Net income (loss)          $   (0.24)   $   (0.39)   $   (1.28)   $   (2.21)   $    1.00    $   (0.87)   $   (0.63)
                                 =========    =========    =========    =========    =========    =========    =========
  Number of shares used in
    computing income (loss)
    per share(1)                    21,490       19,021       10,445        3,950        5,394        3,685        3,490
                                 =========    =========    =========    =========    =========    =========    =========

                                January 31,  February 1,  February 2, January 28,   January 29,
                                  1999(4)      1998(4)      1997(4)      1996(4)       1995
                                ----------    ---------    ---------    ---------    ---------
                                                        (in thousands)
BALANCE SHEET DATA:
  Total assets                   $  52,506    $  45,312    $  43,087    $  46,866    $  53,750
  Inventories                       20,413       16,013       14,013       14,627       18,016
  Working capital (deficiency)       2,858         (922)      (2,182)      (6,878)      (3,751)
  Intangible assets                 14,261       15,557       16,890       18,236       19,910
  Short-term debt                      542           22           41           19           17
  Long-term debt                    17,990       13,731        6,306        5,584        2,181
  Stockholders' equity              12,229        9,892       15,543       13,985       22,700

(1) Per share amounts are calculated in accordance with SFAS No. 128 and represent diluted per share amounts. See Note 1 to the Consolidated Financial Statements.
(2) In August 1994 the Company sold its ownership of 1,500,548 shares of Mr. Coffee common stock for cash of $23.3 million. Proceeds from this sale were used to retire debt of $18.3 million and pay income taxes of $2.1 million with the remainder used for working capital.
(3)  Represents loss from early debt retirement.
(4) In April 1995 the Company changed from a calendar year-end to a fiscal year ending on the last Sunday in January, as determined by the 52/53 week retail fiscal year. In connection with the change in fiscal periods, the Company reported a net loss of $3,221,000 for the month ended January 29, 1995. The fiscal year ended February 2, 1997 is a 53-week period while the fiscal years ended January 31, 1999, February 1, 1998 and January 28, 1996 are 52-week periods.
(5) Average weekly sales (shipments) in January are lower than other months due to seasonally low order rates in the last three weeks of December. Therefore, the operating loss reported in January is higher than other months in the fiscal years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

        The Company has reported losses from operations in each of the past five years due to inefficiencies within its operations. As a result of such losses, the Company had an accumulated deficit of $46,964,000 at January 31, 1999.

        The Company's management, which underwent a substantial restructuring after the 1996 financings discussed under "Liquidity and Capital Resources," has developed a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, adding new showrooms, increasing product prices to competitive levels, reducing promotional discounting, reconfiguring selling commissions, remerchandising, refocusing advertising, improving the manufacturing processes and reducing expenses through budgetary controls. These plans have been implemented since the latter part of fiscal 1996, are believed to have contributed significantly to reducing losses and are expected to ultimately return the Company to profitability; however, there can be no assurance that the Company will achieve profitability.

        Management believes that the Company has sufficient sources of financing to continue operations throughout fiscal 1999. However, the Company's long-term success is dependent upon management's ability to successfully execute its strategic plan and, ultimately, to achieve sustained profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal cash needs are for funding capital expenditures to open new showrooms and remodel existing showrooms; manufacturing samples of upholstered furniture for display in its new and existing showrooms as well as to purchase merchandise from other manufacturers that complement the upholstered furniture manufactured and displayed by the Company; and for funding capital expenditures related to the improvement and maintenance of its management information systems. The cash required for funding production and fulfillment of customer orders is typically provided by the Company's customers from a deposit made at the time an order is placed. Beginning in fiscal 2000, the Company will also require cash to make the scheduled principal payments on its subordinated notes.

        In recent periods, the Company has incurred additional debt and raised equity capital to cover operating deficits and to finance the remodeling and expansion of its showrooms. In fiscal 1999, management plans to remodel and upgrade existing showrooms, as well as add 20 to 25 additional showrooms, at an aggregate cost of approximately $6.7 million. Management expects to fund such capital expenditures by internally generated cash and by borrowings under the Company's revolving credit facility. As of March 15, 1999, the Company has executed leases for 10 new stores, three of which will replace existing stores upon expiration of leases. The Company is not contractually committed to make the remainder of these capital expenditures and could slow its expansion and remodeling program if the Company experiences any liquidity shortages.

        In May 1996, the Company raised approximately $3 million through the issuance of convertible notes to certain related party investors. In August and September 1996, GECC and certain other investors led by Mr. Philip M. Hawley, the Company's current Chairman and Chief Executive Officer, invested $15.7 million in the Company. In connection with this financing, the Company (i) issued approximately $13.7 million of common stock, of which $5 million was purchased by GECC and approximately $3 million was issued to the holders of convertible notes in cancellation thereof; and (ii) issued to GECC a 10% promissory note in the principal amount of $5 million, together with a warrant to purchase 1.4 million shares at $.001 per share. Also in connection with this financing, the holders of shares of the Company's pre-existing preferred stock agreed to convert their shares into approximately 1.2 million shares of common stock.

         On August 14, 1997, the Company completed transactions with two investors in which it issued $3 million of subordinated notes with (i) warrants to purchase an aggregate of 740,000 shares of common stock at $1.25 per share and (ii) warrants to purchase an aggregate amount of up to 1,000,000 shares of common stock at $0.01 per share which warrants may be completely or partially cancelled depending on the economic performance of the Company in fiscal 1999. Also, the Company arranged a standby credit facility of $3.5 million which the Company drew down on December 30, 1997. At the time the standby credit facility was drawn down, the Company issued to the investors warrants to purchase 560,000 additional shares of common stock at $1.25 per share.

        In April 1998, the Company issued approximately 2,963,000 additional shares of common stock in a public secondary offering. Net proceeds to the Company were approximately $7.3 million.

        In March 1999, the Company's existing revolving line of credit with Congress Financial Corporation (Western) was amended (the "Revolving Credit Facility") to increase the maximum commitment available from $10 million to $15 million, subject to borrowing base limitations, and to extend the maturity date to March 31, 2002. The Revolving Credit Facility accrues interest at a rate of prime plus a margin ranging from .5% to 1% based upon the Company's EBITDA performance and is secured by substantially all of the Company's assets. As of January 31, 1999, the Company had unused borrowing capacity of approximately $3 million under the original terms of its Revolving Credit Facility.

        Under the terms of the agreements related to the Company's subordinated notes, as well as under the terms of the Revolving Credit Facility, the Company is required to maintain certain financial covenants and is prohibited from incurring additional indebtedness from third parties in an amount in excess of $5.0 million.

        The Company believes that borrowings under its Revolving Credit Facility and internally generated funds will be sufficient to fund its requirements for working capital and capital expenditures through the end of fiscal year 1999. However, the Company may need to raise additional funds to finance its remodeling and expansion program through either debt or equity financing, and there can be no assurance that the Company's financial performance will generate sufficient funds. The Company currently contemplates that other sources of capital would be available, although this situation could change.

        The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to January 31, 1999 are approximately as follows:
$542,000 in 1999, $3,268,000 in 2000, $4,330,000 in 2001, $12,005,000 in 2002,
and $13,000 in 2003. Management anticipates such payments will be made out of operating cash flow, draws under the Revolving Credit Facility or through refinancing.

        As of January 31, 1999, the Company had cash and cash equivalents of $80,000. Cash flow activity for the fiscal years ended January 31, 1999, February 1, 1998 and February 2, 1997 is presented in the Consolidated Statements of Cash Flows.

        1998 Cash Flow During fiscal 1998, cash and cash equivalents decreased by $836,000. Operating activities used net cash of $5,575,000, principally from a cash loss from operations of $849,000 and increases in inventory and prepaid expenses and other assets of $4,400,000 and $359,000, respectively. The increase in inventory is principally due to the Company's expansion and remodeling program. Investing activities during the period included capital expenditures of $5,727,000, nearly all of which was used to remodel 22 retail showrooms and open eight new showrooms. Financing activities during the period consisted principally of net proceeds of $7,267,000 from the sale of 2,963,889 shares of common stock and net borrowings of $3,180,000 under the Company's revolving credit facility. Management plans to continue its program of remodeling and upgrading showrooms as well as adding new showrooms; the Company expects to incur costs of approximately $6.7 million related to this program in fiscal 1999.

        1997 Cash Flow During fiscal 1997, cash and cash equivalents decreased by $311,000. Operating activities used net cash of $4,998,000, principally from a cash loss from operations of $3,806,000 and an increase in inventory of $2,000,000 which was partially offset by an increase in accounts payable and other liabilities of $753,000. The increase in inventory is principally due to the Company's decision to expand its accessories business. Investing activities during the period included capital expenditures of $3,521,000, nearly all of which was used to remodel 16 retail showrooms and open one new showroom. Financing activities during the period consisted principally of $6,500,000 borrowed from GECC and JOL and net borrowings of $1,813,000 under the Company's revolving credit facility.

        1996 Cash Flow. During fiscal 1996, cash and cash equivalents decreased by $109,000. Operating activities used net cash of $14,315,000, principally from a cash loss from operations of $10,210,000 and decreases in accounts payable and other liabilities of $6,081,000, offset principally by a decrease in inventories of $614,000 and collections of income tax refund receivables of $1,467,000. Investing activities during the year included capital expenditures of $806,000, principally for additions to leasehold improvements at certain retail showrooms. Financing activities during fiscal 1996 were comprised principally of proceeds from issuances of common stock of $10,669,000 less expenses of $448,000, proceeds of $2,950,000 from issuances of convertible and demand notes (subsequently converted into common stock, together with interest of $116,000) and the issuance of a subordinated note of $5,000,000, offset by net payments of $3,516,000 under the Company's revolving credit facility.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain items from the Company's Consolidated Statement of Operations as a percentage of net sales.

                                                              Fiscal Year Ended
                                                   ----------------------------------------
                                                   January 31,    February 1,   February 2,
                                                       1999          1998          1997
                                                   -----------    -----------   -----------
Net sales                                             100.0%        100.0%        100.0%
Cost of sales                                          46.8          48.7          50.1
                                                   -----------    -----------   -----------
Gross profit                                           53.2          51.3          49.9
                                                   -----------    -----------   -----------
Operating expenses:
    Selling                                            46.9          47.3          51.1
    General and administrative                          7.2           7.9           9.0
    Amortization of goodwill                            0.8           0.9           0.9
                                                   -----------    -----------   -----------
                                                       54.9          56.1          61.0
                                                   -----------    -----------   -----------
Loss from operations                                   (1.7)         (4.8)        (11.1)
Interest expense                                       (2.0)         (1.5)         (1.1)
Other income (expense)                                 (0.3)         (0.1)          0.3
                                                   -----------    -----------   -----------
Net loss                                               (4.0)%        (6.4)%       (11.9)%
                                                   -----------    -----------   -----------


                                                             Fiscal Year Ended(3)
                                                   ----------------------------------------
                                                   January 31,    February 1,   February 2,
                                                       1999          1998          1997
                                                   -----------    -----------   -----------
STORE (SHOWROOM) DATA

Stores open at beginning of period                       81            82            83
Stores opened during period                               8             1             1
Stores closed during period                               1             2             2
                                                   -----------    -----------   -----------
Stores open at end of period                             88            81            82
Average sales per showroom(1) (in 000's)           $  1,548      $  1,422      $  1,361
Comparable store sales increase (decrease)(2)           9.8%          2.7%         (6.0%)

(1) Based upon the weighted average number of stores open during the period indicated.
(2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.
(3) Fiscal 1998 and 1997 were 52 week years while fiscal 1996 was a 53 week year.

52 WEEKS ENDED JANUARY 31, 1999 (FISCAL 1998) AS COMPARED TO 52 WEEKS ENDED FEBRUARY 1, 1998 (FISCAL 1997)

         Net Sales. Net sales for fiscal 1998 were $130,447,000 compared with $115,201,000 for fiscal 1997. Sales increased $15,246,000 or 13.2% with same store sales increasing 9.8%. The increase in sales was due to management's strategy of continuing remodeling existing showrooms to provide a more appealing setting for customers (22 showrooms were remodeled in fiscal 1998, compared to 16 in fiscal 1997); opening new showrooms in existing markets (eight new showrooms were opened in fiscal 1998, compared to one in fiscal 1997); to management's strategies of developing new products, increasing the promotion and sale of accessories, and revamping the marketing and sales promotion program; and to improved economies in regions where the Company operates.

         Gross Profit. Gross profit was 53.2% of net sales in fiscal 1998 compared with 51.3% of net sales in fiscal 1997. The increase in gross profit as a percentage of net sales resulted primarily from continuing improvements in the manufacturing operations, less promotional discounting at the retail level and negotiated reductions in raw material prices.

         Selling Expenses. Selling expenses were $61,122,000 or 46.9% of net sales in fiscal 1998 and were $54,481,000 or 47.3% of net sales in fiscal 1997. The increase of $6,641,000 in selling expenses was primarily due to a combination of higher sales volume and the opening of eight new showrooms in fiscal 1998.

         General and Administrative Expenses. General and administrative expenses for fiscal 1998 were $9,430,000 or 7.2% of net sales compared to $9,141,000 or 7.9% of net sales, for fiscal 1997. The increase of $289,000 was primarily the result of higher management payroll costs. The decrease as a percentage of net sales was the result of leveraging higher sales volume.

         Interest Expense. Interest expense, including amortization of deferred financing costs, for fiscal 1998 increased by $861,000 over fiscal 1997 due primarily to higher average debt outstanding, partially offset by lower interest rates on the Company's outstanding debt.

        Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either of fiscal 1998 or 1997 due to uncertainties regarding the realization of deferred tax assets available.

         As of January 31, 1999, the Company had federal net operating loss carryforwards of approximately $40 million which begin to expire in 2003, if not utilized. As a result of various equity transactions, one of the Company's subsidiaries experienced a change of ownership in 1993, as defined in the Internal Revenue Code. As a result of this ownership change and other provisions of the Internal Revenue Code, utilization of approximately $10 million of these net operating loss carryforwards is limited to the future income of one of the Company's subsidiaries and is further limited to approximately $1 million per year on a cumulative basis. As of January 31, 1999, approximately $5 million of the limited losses were available. In addition, the Company had state net operating loss carryforwards of approximately $30 million which begin to expire in fiscal 1999, if not utilized.

        Net Loss. As a result of the above factors, the net loss was $5,134,000 for fiscal 1998, compared to a net loss of $7,480,000 for fiscal 1997. Net loss per share in the 1998 period was $0.24 based on 21,490,000 shares outstanding. In fiscal 1997 the net loss per share was $0.39 based on 19,021,000 weighted average shares outstanding.


52 WEEKS ENDED FEBRUARY 1, 1998 (FISCAL 1997) AS COMPARED TO 53 WEEKS ENDED FEBRUARY 2, 1997 (FISCAL 1996)

        Net Sales. Net sales for fiscal 1997, a 52-week fiscal period, were $115,201,000 compared with $112,737,000 for fiscal 1996, a 53 week period. Sales for the 53rd week of fiscal 1996 totaled $3,417,000; on a comparable 52-week basis, sales increased $5,881,000 or 5.4% with same store sales increasing 5.9%. The increase in sales was due principally to management's strategy of remodeling existing showrooms to provide a more appealing setting for customers (16 showrooms were remodeled in fiscal 1997); to management's strategies of developing new products, increasing the promotion and sale of accessories, and revamping the marketing and sales promotion program; and to improved economies in selected regions where the Company operates.

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

        General and Administrative Expenses. General and administrative expenses for fiscal 1997 were $9,141,000 or 7.9% of net sales compared to $10,101,000 or 9.0% of net sales, for fiscal 1996, a decrease of $960,000. This decrease was primarily the result of lower costs generally and specifically lower professional fees, contract labor costs and computer rental and maintenance costs which were offset in part by higher management payroll costs.

        Interest Expense. Interest expense for fiscal 1997 increased by $493,000 over fiscal 1996 due to higher average debt outstanding.

        Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either of fiscal 1997 or 1996 due to uncertainties regarding the realization of deferred tax assets available.

        Net Loss. As a result of the above factors, the net loss was $7,480,000 for fiscal 1997 as compared to a net loss of $13,389,000 for fiscal 1996. Net loss per share in the 1997 period was $0.39 based on 19,021,000 shares outstanding. In fiscal 1996, the net loss per share was $1.28 based on 10,445,000 weighted average shares outstanding.

YEAR 2000 READINESS DISCLOSURE

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

        The Company has a Year 2000 program in place to minimize any possible effect on its business resulting from the Year 2000 problem. The Company has evaluated its information technology ("IT") systems and believes it has identified those that were not Year 2000 compliant. The Company upgraded its payroll system to be Year 2000 compliant in the third quarter of fiscal 1998 and its other mission critical business systems (manufacturing, procurement, order processing and accounting) in the fourth quarter of fiscal 1998. The Company has completed testing, implementation, and has conducted an end-to-end Year 2000 simulation test to validate compliance for its key business processes. The Company has also assessed its desktops, communications systems and other IT-related equipment. Remaining upgrades will be completed within the first quarter of 1999.

        The Company expects to bring its' IT systems into compliance without incurring material costs. To date it has completed the remediation of business systems by redirecting its existing internal programming resources, with costs expensed as incurred. The Company expects total costs to be less than $10,000.

        With regard to non-IT systems, the Company is continuing to assess its facilities equipment, including but not limited to bank card terminals, alarm systems and fax machines. These are being reviewed for Year 2000 compliance. Disruption of these services would have a negligible impact on Company operations and remediation costs are expected to be less than $5,000. The Company plans to achieve readiness in this area by the second quarter of 1999.

        Depending on whether suppliers and other entities with which the Company does business are able to successfully address the Year 2000 issue, the Company's results of operations could be materially adversely affected in any given future reporting period during which such a Year 2000 event occurs. As a result, the Company is communicating with such entities to determine their state of readiness. The Company is also developing contingency plans to allow primary operations of the Company to continue if the Company's significant systems or such entities are disrupted by the Year 2000 problem. The Company expects that its contingency plans will be developed by the end of the second quarter of 1999, and that it will be prepared in the event of systems failures to continue to do business, although such operations may be at a higher cost.

        At worst, if the Company's IT systems failed, the Company could use manual systems to process furniture orders and manage its manufacturing processes, but with a significant sacrifice in speed and efficiency. If the IT systems of the Company's suppliers failed, the Company could experience significant delays in delivery of materials that would, in turn, delay production and customer deliveries.

        These estimates and conclusions contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. New developments may occur that could affect the Company's estimates, such as the amount of planning and modification needed to achieve full resolution of the Year 2000 problem; the availability and cost of resources; the Company's ability to discover and correct all Year 2000 sensitive computer code and equipment; and the ability of suppliers and other entities to bring their systems into compliance.

RECENT ACCOUNTING PRONOUNCEMENTS

        The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" in fiscal 1998. This statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. There are no differences between the Company's net loss, as reported, and comprehensive loss as defined, for the periods presented as of January 31, 1999.

        The Company has also adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1998. The Company believes it operates in only one business segment.

        During the first quarter of fiscal 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5 "Pre-Opening Costs." This Statement provides guidance on the financial reporting of start-up costs and organization costs. The Company adopted this SOP in fiscal 1998 and it did not materially impact the Company's Consolidated Financial Statements.

       Emerging Issues Task Force (EITF) No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods" requires lessee's to recognize contingent rental expense in interim periods if the achievement of future targets that trigger such contingency is considered to be probable. The Company's method of accounting for contingent rent is consistent with the requirements of EITF No. 98-9.

MARKET RISK EXPOSURE

        The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of revolving credit notes issued to a financial institution. The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

        Historically, the Company has used debt financing for funding its capital investments in new and remodeled showrooms and for funding cash used in operations. The Company's debt consists primarily of fixed rate subordinated debt with attached warrants, variable rate revolving credit notes and other fixed rate notes payable.

        For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company has managed its exposure to changes in interest rates by issuing part of its debt with fixed interest rates and part with variable interest rates. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $70,000.

        The table below details the principal amount and the average nominal interest rates for the debt in each category based on the final maturity dates and applicable amortization schedules for the fixed rate debt. The fair market value estimates for debt securities are based on discounting future cash flows using current rates the Company believes would be available to it if it were to enter the market for debt of the same type and remaining maturity. The subordinated debt was issued with common stock warrants. The fair value of the subordinated debt has been determined inclusive of the warrants and using an interest rate that the Company believes would be available to it for a similar debt instrument issued with warrants having similar terms.

                                  1999      2000      2001      2002      2003   Thereafter  Total   Fair Value
                                 ------    ------    ------    ------    ------  ----------  ------  ----------
Fixed Rate Subordinated Notes        --    $3,000    $4,000    $5,001        --        --   $12,001   $12,001
    Average interest rate            --      9.50%     9.50%     9.50%       --        --        --        --
Variable Rate Notes                  --        --        --    $6,992        --        --    $6,992   $ 6,992
    Average interest rate            --        --        --      8.75%       --        --        --        --
Fixed Rate Other Notes Payable   $  542    $  268    $  330    $   12      $ 13      $ 79    $1,244   $ 1,244
    Average interest rate          9.90%     9.90%     10.0%      9.0%      9.0%      9.0%       --        --

        The Company does not believe that the future market rate risks related to the above securities will have a material impact on the Company or the results of its future operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 14 herein.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL

        DISCLOSURE

        As previously disclosed, the Board of Directors of the Company, upon the recommendation of the Audit Committee of the Board on September 19, 1997, terminated the Company's relationship with Ernst & Young LLP and engaged Arthur Andersen LLP as its new independent accountants to audit the Company's consolidated financial statements. The reports of Ernst & Young LLP on the Company's consolidated financial statements for the year ended February 2, 1997 did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During this period and thereafter there were no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report. The Company authorized Ernst & Young LLP to respond fully to inquiries from Arthur Andersen LLP concerning all matters relating to prior audits conducted by Ernst & Young LLP.

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


                                    PART III

        The information required by Items 10 through 13 of this Part is incorporated by reference to the Company's Proxy Statement, under the captions "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", "Compensation of Executive Officers" and "Certain Relationships and Related Transactions", which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held in May, 1999.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                             Page No.
                                                                             --------
Report of Arthur Andersen LLP, Independent Public Accountants                   25

Report of Ernst & Young LLP, Independent Auditors                               26

Consolidated Balance Sheet at January 31, 1999 and  February 1, 1998            27

Consolidated Statement of Operations for the years ended January 31, 1999,
    February 1, 1998 and February 2, 1997                                       28

Consolidated Statement of Stockholders' Equity for the years ended
    January 31, 1999 February 1, 1998,  and  February 2, 1997                   29

Consolidated Statement of Cash Flows for the years ended
    January 31, 1999, February 1, 1998 and  February 2, 1997                    30

Notes to Consolidated Financial Statements                                      31

Schedule II- Valuation and Qualifying Accounts                                  43

Schedules I, III, IV, and V have been omitted since they are not applicable.

(a)(3) EXHIBITS

  3.1       Certificate of Incorporation.(1)
  3.1(a)    Certificate of Amendment of Certificate of Incorporation dated
            November 28, 1994. (5)
  3.1(b)    Certificate of Amendment of Certificate of Incorporation dated
            August 1, 1995.(6)
  3.1(c)    Certificate of Amendment of Certificate of Incorporation dated June
            7,1996.(7)
  3.1(d)    Certificate of Amendment of Certificate of Incorporation dated
            August 1, 1996.(7)
  3.2       By Laws.
  4.1       Loan and Security Agreement dated January 20, 1995 by and between
            Congress Financial Corporation (Western) and Krause's Sofa Factory
            and Castro Convertible Corporation. (3)
  4.1(a)    First Amendment to Loan and Security Agreement dated as of May 10,
            1996 by and between Congress Financial Corporation (Western) and
            Krause's Sofa Factory and Castro Convertible Corporation.(6)
  4.1(b)    Second Amendment to Loan and Security Agreement dated as of August
            26, 1996 by and between Congress Financial Corporation (Western) and
            Krause's Sofa Factory and Castro Convertible Corporation.(14)
  4.1(c)    Third Amendment to Loan and Security Agreement dated as of November
            25, 1996 by and between Congress Financial Corporation (Western) and
            Krause's Sofa Factory and Castro Convertible Corporation.(14)
  4.1(d)    Amended and Restated Subordination Agreement dated as of August 26,
            1996 by and between Congress Financial Corporation (Western) and
            Krause's Furniture, Inc.(14)
  4.1(e)    Fourth Amendment to Loan and Security Agreement dated as of August
            14, 1997 by and between Congress Financial Corporation (Western) and
            Krause's Sofa Factory and Castro Convertible Corporation.(12)
  4.1(f)    Fifth Amendment to Loan and Security Agreement dated as of December
            11, 1997 by and between Congress Financial Corporation (Western) and
            Krause's Sofa Factory and Castro Convertible Corporation. (15)
  4.1(g)    Sixth Amendment to Loan and Security Agreement dated as of March 15,
            1999 by and between Congress Financial Corporation (Western) and
            Krause's Custom Crafted Furniture Corp. and Castro Convertible
            Corporation.
  4.1(h)    Letter agreement between Krause's Furniture, Inc. and Congress
            Financial Corporation (Western).(12)
  4.2       Guarantee dated January 20, 1995 by Krause's Furniture, Inc. to
            Congress Financial Corporation (Western). (3)
  4.5       Certificate of Designations of Preferred Stock. (4)
 10.1       1994 Directors Stock Option Plan.
 10.2       1990 Employees Stock Option Plan.
 10.3       Form of Securities Purchase Agreement between the Company, GECC and certain other stockholders of the Company dated as if August 26,
            1996.(8)
 10.4       Form of $5,000,000 10% Subordinated Pay-In-Kind Note due August 31,
            2001.(8)
 10.5       Form of Warrant to Purchase 1,400,000 Shares of Common Stock.(8)
 10.6       Form of Securities Purchase Agreement between the Company and
            Certain Stockholders dated as of August 26, 1996.(8)
 10.7       Form of Stockholders Agreement among the Company, GECC and certain other stockholders of the Company dated as of August 26, 1996.(8)
 10.8       Form of Registration Rights Agreement among the Company and GECC and certain other stockholders of the Company dated as of August 26,
            1996.(8)
 10.9       Employment agreement with Philip M. Hawley.(8)
 10.10      1997 Stock Incentive Plan. (9)
 10.11      Supplemental Securities Purchase Agreement among Krause's Furniture,
            Inc., General Electric Corporation and Japan Omnibus Ltd., dated as of August 14, 1997. (12)
 10.12      Letter agreement dated August 14, 1997 regarding Permal Group shares.(12)
 10.13      Letter agreement dated August 14, 1997 regarding warrant dilution provisions.(12)
 10.14      Amendment to the Supplemental Securities Purchase Agreement among
            Krause's Furniture, Inc., General Electric Corporation and Japan
            Omnibus Ltd., dated as of March 31, 1999.
 11         Statement regarding computation of per share earnings.

 21         Subsidiaries.
 23.1       Consent of Arthur Andersen LLP, Independent Public Accountants
 23.2       Consent of Ernst & Young LLP, Independent Auditors
 27         Financial Data Schedule


 (1) Incorporated herein by reference to Exhibits to Registrant's Form S-4 dated June 19, 1992 (File No. 33-48725).
 (2) Incorporated herein by reference to Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-17868).
 (3) Incorporated herein by reference to Exhibit to Registrant's Form 8-K dated as of January 20, 1995 (File No. 0-17868).
 (4) Incorporated herein by reference to Exhibit 4.3 to Registrant's Form 8-K dated as of October 7, 1993 (File No. 0-17868).
 (5) Incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-K dated as of December 31, 1994 (File No. 0-17868).
 (6) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated as of January 28, 1996 (File No. 0-17868).
 (7) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of July 28, 1996 (File No. 0-17868).
 (8) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 26, 1996 (File No. 0-17868).
 (9) Incorporated herein by reference to Exhibits to Registrant's Form S-1 dated March 12, 1997 (File No. 333-19485).
(10) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated May 2, 1997 (File No. 0-17868).
(11) Incorporated herein by reference to Exhibits to Registrant's Proxy Statement on Schedule 14A dated May 7, 1997 (File No. 0-17868).
(12) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 14, 1997 (File No. 0-17868).
(13) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of December 17, 1997 (File No. 0-17868).
(14) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated May 2, 1997 (File No. 0-17868).
(15) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 30, 1998 (File No. 0-17868).


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


                          KRAUSE'S FURNITURE, INC.



Date: April 23, 1999      By: /s/ PHILIP M. HAWLEY
                              --------------------------------------------------
                              Philip M. Hawley
                              Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 23 1999           /s/  PHILIP M. HAWLEY
                              -------------------------------------------------------------
                              Philip M. Hawley
                              Chairman of the Board and Chief  Executive Officer
                              (Principal Executive Officer)


Date: April 23, 1999          /s/  THOMAS M. DELITTO
                              -------------------------------------------------------------
                              Thomas M. DeLitto
                              Director and Vice Chairman of the Board


Date: April 23, 1999          /s/  ROBERT A. BURTON
                              -------------------------------------------------------------
                              Robert A. Burton
                              Executive Vice President and Chief Financial Officer
                              (Principal Financial Officer and Principal Accounting Officer)


Date: April 23, 1999          /s/  KAMAL G. ABDELNOUR
                              -------------------------------------------------------------
                              Kamal G. Abdelnour
                              Director


Date: April 23, 1999          /s/  JEFFREY H. COATS
                              -------------------------------------------------------------
                              Jeffrey H. Coats
                              Director


Date: April 23, 1999          /s/  PETER H. DAILEY
                              -------------------------------------------------------------
                              Peter H. Dailey
                              Director


Date: April 23, 1999          /s/  JOHN A. GAVIN
                              -------------------------------------------------------------
                              John A. Gavin
                              Director

          REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Krause's Furniture, Inc.

     We have audited the accompanying consolidated balance sheets of Krause's Furniture, Inc. and subsidiaries as of January 31, 1999 and February 1, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Krause's Furniture, Inc. and subsidiaries as of January 31, 1999 and February 1, 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                       /s/ ARTHUR ANDERSEN LLP


Orange County, California
March 31, 1999

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Krause's Furniture, Inc.

     We have audited the consolidated balance sheet of Krause's Furniture, Inc. as of February 2, 1997 (not separately presented herein), and the related consolidated statements of operations, stockholders' equity and cash flows. for the fiscal year ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a) as it relates to the fiscal year ended February 2, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   The Company has reported losses from operations in each of the past five years. Management's plan for meeting obligations as they become due is summarized in Note 2 to the consolidated financial statements.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects and the consolidated results of its operations of Krause's Furniture, Inc. at February 2, 1997, and the consolidated results of its operations, and its cash flows for the fiscal year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, as it relates to the fiscal year ended February 2, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.





                                        /s/ ERNST & YOUNG LLP


Orange County, California
March 28, 1997,
except for Note 2, as to which the date is December 17, 1997

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              January 31,   February 1,
                                                                                  1999         1998
                                                                              -----------   -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                   $     80     $    916
    Accounts receivable, net of allowance of $180 ($164 at February 1, 1998)
        for doubtful accounts                                                      1,193        1,148
    Inventories                                                                   20,413       16,013
    Prepaid expenses                                                               1,465          515
                                                                                --------     --------
        Total current assets                                                      23,151       18,592

Property, equipment, and leasehold improvements, net                              13,066        8,577
Goodwill, net                                                                     13,346       14,366
Leasehold interests, net                                                             915        1,191
Other assets                                                                       2,028        2,586
                                                                                --------     --------
                                                                                $ 52,506     $ 45,312
                                                                                ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $  7,750     $  8,111
    Accrued payroll and related expenses                                           2,502        1,993
    Other accrued liabilities                                                      3,849        3,967
    Customer deposits                                                              5,650        5,421
    Notes payable                                                                    542           22
                                                                                --------     --------
        Total current liabilities                                                 20,293       19,514
                                                                                --------     --------

Long-term liabilities:
    Notes payable                                                                 17,990       13,731
    Other                                                                          1,994        2,175
                                                                                --------     --------
        Total long-term liabilities                                               19,984       15,906
                                                                                --------     --------

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value; 666,667 shares authorized;
        no shares outstanding                                                         --           --
    Common stock, $.001 par value; 35,000,000 shares authorized;
        21,984,428 shares outstanding (19,020,539 at February 1, 1998)                22           19
    Capital in excess of par value                                                59,171       51,703
    Accumulated deficit                                                          (46,964)     (41,830)
                                                                                --------     --------
        Total stockholders' equity                                                12,229        9,892
                                                                                --------     --------
                                                                                $ 52,506     $ 45,312
                                                                                ========     ========


                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             Fiscal Years Ended
                                                    ----------------------------------------
                                                    January 31,   February 1,    February 2,
                                                       1999           1998         1997
                                                    ----------    ----------     -----------
Net sales                                            $ 130,447     $115, 201     $ 112,737
Cost of sales                                           60,987        56,153        56,490
                                                     ---------     ---------     ---------
Gross profit                                            69,460        59,048        56,247
                                                     ---------     ---------     ---------
Operating expenses:
    Selling                                             61,122        54,481        57,573
    General and administrative                           9,430         9,141        10,101
    Amortization of goodwill                             1,020         1,020         1,020
                                                     ---------     ---------     ---------
                                                        71,572        64,642        68,694
                                                     ---------     ---------     ---------
Loss from operations                                    (2,112)       (5,594)      (12,447)
Interest expense                                        (2,584)       (1,723)       (1,230)
Other income (expense)                                    (438)         (163)          288
                                                     ---------     ---------     ---------
Net loss                                             $  (5,134)    $  (7,480)    $ (13,389)
                                                     =========     =========     =========

Basic and diluted loss per share                     $   (0.24)    $   (0.39)    $   (1.28)
                                                     =========     =========     =========

Number of shares used in computing loss per share       21,490        19,021        10,445
                                                     =========     =========     =========


                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                          Convertible                              Capital in
                                         Preferred Stock          Common Stock      Excess of                  Total
                                      --------------------    --------------------      Par    Accumulated  Stockholders'
                                       Shares      Amount      Shares      Amount      Value      Deficit      Equity
                                      --------    --------    --------    --------    --------    --------    --------
Balance at January 28, 1996                118    $  7,523       4,121    $      4    $ 27,419    $(20,961)   $ 13,985
Conversion of Series A preferred
  stock                                   (118)     (7,523)      1,177           1       7,522          --          --
Exchange of notes payable and
  related interest for common stock         --          --       3,066           3       3,063          --       3,066
Issuance of common stock for cash,
  net of expenses of $448                   --          --      10,669          11      10,210          --      10,221
Issuance of common stock
  purchase warrant                          --          --          --          --       1,400          --       1,400
Compensation expense on
  stock option grant                        --          --          --          --         293          --         293
Repurchase of common stock                  --          --         (12)         --         (33)         --         (33)
Net loss                                    --          --          --          --          --     (13,389)    (13,389)
                                      --------    --------    --------    --------    --------    --------    --------
Balance at February 2, 1997                 --          --      19,021          19      49,874     (34,350)     15,543
Issuance of common stock
  purchase warrants                         --          --          --          --       1,625          --       1,625
Compensation expense on
  stock option grant                        --          --          --          --         204          --         204
Net loss                                    --          --          --          --          --      (7,480)     (7,480)
                                      --------    --------    --------    --------    --------    --------    --------
Balance at February 1, 1998                 --          --      19,021          19       9,892      51,703     (41,830)
Issuance of common stock for cash,
  net of expenses of $1,625                 --          --       2,963           3       7,264          --       7,267
Compensation expense on
  stock option grant                        --          --          --          --         204          --         204
Net loss                                    --          --          --          --          --      (5,134)     (5,134)
                                      --------    --------    --------    --------    --------    --------    --------
Balance at January 31, 1999                 --    $     --      21,984    $     22    $ 59,171    $(46,964)   $ 12,229
                                      ========    ========    ========    ========    ========    ========    ========


                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     Fiscal Years Ended
                                                             ---------------------------------------
                                                             January 31,   February 1,   February 2,
                                                                1999         1998          1997
                                                             ---------     ---------     ---------
Cash flows from operating activities:
Net loss                                                     $  (5,134)    $  (7,480)    $ (13,389)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                               3,019         2,431         2,561
     Other non-cash charges                                      1,266         1,243           618
   Change in assets and liabilities:
     Accounts receivable                                           (45)          (28)         (334)
     Inventories                                                (4,400)       (2,000)          614
     Prepaid expenses and other assets                            (359)          283           229
     Income tax refund receivable                                   --            --         1,467
     Accounts payable and accrued liabilities                     (151)          753        (4,688)
     Customer deposits                                             229          (200)       (1,393)
                                                             ---------     ---------     ---------
            Net cash used by operating activities               (5,575)       (4,998)      (14,315)
                                                             ---------     ---------     ---------

Cash flows from investing activities:
    Capital expenditures                                        (5,727)       (3,521)         (806)
                                                             ---------     ---------     ---------
            Net cash used by investing activities               (5,727)       (3,521)         (806)
                                                             ---------     ---------     ---------

Cash flows from financing activities:
    Proceeds from long-term borrowings                         157,316       145,458       143,002
    Principal payments on long-term debt                      (154,117)     (137,250)     (138,178)
    Proceeds from issuance of common stock                       7,267            --        10,221
    Other                                                           --            --           (33)
                                                             ---------     ---------     ---------
            Net cash provided by financing activities           10,466         8,208        15,012
                                                             ---------     ---------     ---------
Net decrease in cash                                              (836)         (311)         (109)
Cash and cash equivalents at beginning of year                     916         1,227         1,336
                                                             ---------     ---------     ---------
Cash and cash equivalents at end of year                     $      80     $     916     $   1,227
                                                             =========     =========     =========

Supplemental disclosures of cash flow information -
  Cash paid during the year for:
    Interest                                                 $   1,752     $     754     $     466
    Income taxes                                                    --            --             9
  Noncash investing and financing activities:
    Capital lease obligations incurred                             850            --            --
    Preferred stock converted into common stock                     --            --         7,523
    Exchange of notes payable and related accrued
        interest for common stock                                   --            --         3,066
    Issuance of common stock purchase warrants                      --         1,625         1,400


                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

        The consolidated financial statements include the accounts of Krause's Furniture, Inc., (the "Company") and its wholly owned subsidiaries, including the Company's principal subsidiary, Krause's Custom Crafted Furniture Corp., formerly known as Krause's Sofa Factory ("Krause's"). In April 1995, the Company changed its fiscal year from a calendar year-end to a fiscal year ending on the last Sunday of January as determined by the 52/53 week retail fiscal year. The fiscal years ended January 31, 1999 (fiscal 1998) and February 1, 1998 (fiscal
1997) are 52-week periods while the fiscal year ended February 2, 1997 (fiscal
1996) is a 53-week period. All significant intercompany transactions and balances have been eliminated.

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


Business

        Krause's manufactures made-to-order sofas, sofabeds, loveseats and chairs, and sells these products (as well as externally-sourced products) through its own chain of retail showrooms. As of January 31, 1999 there were 88 Company-owned showrooms, all of which are leased, located in 12 states. The Company's manufacturing facility and 42 showrooms are located in California.


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

Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                            January 31,     February 1,
                                               1999            1998
                                            -----------     -----------
                                                  (in thousands)
           Finished goods                     $15,992         $12,368
           Work in progress                        47              66
           Raw materials                        4,374           3,579
                                              -------         -------
                                              $20,413         $16,013
                                              =======         =======


Closed store expenses

        Future expenses, such as rent and real estate taxes, net of estimated sublease recovery, relating to closed showrooms are charged to operations upon a formal decision to close the showroom.


Property, equipment and leasehold improvements

        Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the term of the lease. Depreciation and amortization expense was $1,633,000 in fiscal 1998, $1,099,000 in fiscal 1997, and $1,073,000 in fiscal 1996. Property, equipment and leasehold improvements are summarized as follows:

                                              January 31,     February 1,
                                                  1999            1998
                                              -----------     -----------
                                                   (in thousands)
           Leasehold improvements               $ 14,038       $ 10,708
           Construction in progress                2,490          1,922
           Machinery and equipment                 4,374          3,579
           Office and store furniture                873            886
                                                --------       --------
                                                  19,320         16,530
           Less accumulated depreciation
             and amortization                     (6,254)        (7,953)
                                                --------       --------
                                                $ 13,066       $  8,577
                                                ========       ========


Goodwill

        Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over 20 years. Accumulated amortization amounted to $6,980,000 as of January 31, 1999 and $5,960,000 as of February 1, 1998.

        Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon its analysis, management believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill exists at January 31, 1999. The Company's analysis at January 31, 1999 is based on an estimate of future undiscounted cash flows using forecasts contained in the Company's operating plan.

Should the results of the operating plan not be achieved, future analyses may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long-lived assets, in which case the carrying value of such assets should be written down to fair value. The Company's historical results of operations and its cash flows in fiscal years 1998, 1997, and 1996 indicate that it is at least reasonably possible that such circumstances could arise in fiscal 1999.


Leasehold interests

        Leasehold interests represent the present value of the excess of fair market value lease rates on certain retail facility leases as compared to the stated lease rates contained in the leases as determined at the date the leases were acquired. Amortization of leasehold interests is on a straight-line basis over the remaining lease terms. Accumulated amortization amounted to $2,407,000 as of January 31, 1999 and $2,132,000 as of February 1, 1998.


Revenue recognition

        Sales are recorded when goods are delivered to the customer. The Company provides for estimated customer returns and allowances by reducing sales or by a charge to operations, as appropriate, in the period of the sale.


Advertising expenses

        Advertising costs, which are principally newspaper ads, mail inserts and radio spots, are charged to expense as incurred. Advertising expenses in the fiscal years ended January 31, 1999, February 1, 1998, and February 2, 1997 were $12,272,000, $11,758,000 and $11,184,000, respectively.


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


Recent Accounting Pronouncements

            The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" in fiscal 1998. This statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income. There are no differences between the Company's net loss, as reported, and comprehensive loss as defined, for the periods presented as of January 31, 1999.

        The Company has also adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1998. The Company believes it operates in only one business segment.

        During the first quarter of fiscal 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5 "Pre-Opening Costs." This Statement provides guidance on the financial reporting of start-up costs and organization costs. The Company adopted this SOP in fiscal 1998 and it did not materially impact the Company's Consolidated Financial Statements.

       Emerging Issues Task Force (EITF) No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods" requires lessees to recognize contingent rental expense in interim periods if the achievement of future targets that trigger such contingency is considered to be probable. The Company's method of accounting for contingent rent is consistent with the requirements of EITF No. 98-9.


Loss per share

        Loss per share for fiscal 1998, 1997 and 1996 was computed based on the weighted average number of common shares outstanding during each period since common stock equivalents were antidilutive. If the conversion of preferred stock during the year ended February 2, 1997 had occurred at the beginning of the year, the net loss per share would have been $1.20.

        The Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share". This statement requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Because the impact of options and warrants are antidilutive, there is no difference between the loss per share amounts computed for basic and diluted purposes.


Credit risk

        Finance options are offered to customers through non-affiliated third parties, at no material risk to the Company. Non-financed retail consumer receivables are collected during the normal course of operations. There is no significant concentration of credit risk and credit losses have been minimal.


2.   OPERATIONS

        The Company has reported losses from operations in each of the past five years due to inefficiencies within its operations. As a result of such losses, the Company had an accumulated deficit of $46,964,000 at January 31, 1999.

        The Company's management, which underwent substantial restructuring in the second half of fiscal 1996, has developed a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, opening new showrooms, increasing product prices to competitive levels, reducing promotional discounting, reconfiguring selling commissions, remerchandising, refocusing advertising, improving the manufacturing process and reducing expenses through budgetary controls. In the opinion of management, all of these plans have been implemented and are believed to have contributed significantly to reducing losses and are expected to ultimately return the Company to profitability; however, there can be no assurance that the Company will achieve profitability. During this period, the Company has also raised additional equity capital and negotiated new credit facilities as discussed more fully in Notes 5 and 3, respectively. Management believes that the Company has sufficient sources of financing to continue operations and fund its plan to remodel showrooms and open new showrooms throughout fiscal 1999; however, if this is not the case, the

Company will need to obtain additional capital and there can be no assurance that any additional equity or debt financing will be available or available on terms acceptable to the Company. The Company's long-term success is dependent upon management's ability to successfully execute its strategic plan and, ultimately, to achieve sustained profitable operations.


3.  NOTES PAYABLE

        Notes payable consist of the following:

                                                                                 January 31,  February 1,
                                                                                     1999        1998
                                                                                 ----------   -----------
                                                                                      (in thousands)
           Secured revolving credit notes                                         $  6,992     $  3,812
           Subordinated notes payable to shareholders                               12,001       12,001
           Unamortized debt discount, net of accumulated amortization of
               $1,320,000 at January 31, 1999 and $590,000 at February 1, 1998      (1,705)      (2,435)
           Other notes                                                               1,244          375
                                                                                  --------     --------
                                                                                    18,532       13,753
           Less current portion                                                        542           22
                                                                                  --------     --------
                                                                                  $ 17,990     $ 13,731
                                                                                  ========     ========

        The secured revolving credit notes were issued under a revolving credit agreement, which was most recently amended March 15, 1999, (the "Revolving Credit Facility") between Krause's and a financial institution that expires in March 2002. The Revolving Credit Facility provides for revolving loans of up to $15 million based on the value of inventories. Available borrowing capacity under the original terms of the Revolving Credit Facility, at January 31, 1999, was $2,986,000. Substantially all of Krause's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loans is payable monthly at a margin ranging from .5% to 1.0% in excess of the prime rate (7.75% at January 31, 1999) which margin varies depending on the Company's performance.

        On August 14, 1997, the Company concluded a Supplemental Securities Purchase Agreement, which was amended as of March 31, 1999 (the "Agreement") among the Company, General Electric Capital Corporation ("GECC") and Japan Omnibus Ltd. ("JOL"), a company formerly known as Edson Investments, Inc. Under the Agreement, the Company sold 9.5%, subordinated notes in an aggregate principal amount of $3,000,000 to GECC and JOL (the "Supplemental Notes"), which notes have a final maturity of July 30, 2002, and concurrently issued to GECC and JOL warrants to purchase an aggregate of 740,000 shares of common stock of the Company at a purchase price of $1.25 per share. The fair value of the warrants of $925,000 was reflected in the consolidated financial statements as a discount on the subordinated notes and an increase in capital in excess of par value. This discount is being amortized to interest expense using the effective interest method over the term of the Supplemental Notes. The Company also issued to GECC and JOL a warrant to purchase an aggregate amount of up to 1,000,000 shares of the Company's common stock at a price of $0.01 per share which warrant may be completely or partially cancelled depending on the economic performance of the Company in fiscal 1999. The Company periodically assesses the likelihood of vesting of the warrants, and, when and if probable, will further discount the debt to assign value to the warrants.

        Also, under the Agreement, on December 30, 1997, the Company drew on a standby credit facility with GECC and JOL by selling additional 9.5% subordinated notes in an aggregate principal amount of $3,500,000 (the "Standby Notes") which notes have a final maturity of July 30, 2002. As part of the Agreement, the Company issued to GECC and JOL warrants to purchase an aggregate of 560,000 shares of common stock of the Company at a purchase price of $1.25 per share. The fair value of the warrants of $700,000 was reflected in the consolidated financial statements as a discount on the subordinated notes and an increase in capital in excess of par value. This discount is being amortized to interest expense using the effective interest method over the term of the Standby Notes.

        In conjunction with the August 14, 1997 financing described above, the Company issued to GECC a new 9.5% subordinated note which note has a final maturity of July 30, 2002 (the "Replacement Note") in the principal amount of $5,501,091, to replace the Company's 10% Subordinated Pay-In-Kind Note (the "Original Note") due August 31, 2001, in principal amount of $5,000,000, and certain additional notes in aggregate principal amount of $501,091 reflecting accrued interest. The Original Note was issued with a warrant to purchase 1,400,000 shares of common stock at $.001 per share at any time through August 31, 2006. The fair value of the warrant of $1,400,000 was reflected in the consolidated financial statements as a discount on the subordinated note and an increase in capital in excess of par value. This discount is being amortized to interest expense using the effective interest method over the term of the Replacement Note.

        Each of the Replacement Note, Supplemental Notes and Standby Notes are payable in ten quarterly installments beginning April 2000.

        Pursuant to the terms of the Agreement and the Revolving Credit Facility, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net worth and working capital as well as to achieve certain levels of earnings before interest, taxes, depreciation and amortization. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of January 31, 1999, the Company and Krause's were in compliance with the terms and conditions of these agreements.

        The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to January 31, 1999 are approximately as follows:
$542,000 in 1999, $3,268,000 in 2000, $4,330,000 in 2001, $12,005,000 in 2002,
and $13,000 in 2003.


4.  INCOME TAXES

        Income tax benefits differ from the amounts computed by applying the federal statutory rate of 34% to the loss before income taxes, as follows:

                                                                Fiscal Years Ended
                                                        --------------------------------------
                                                        January 31,  February 1,   February 2,
                                                           1999         1998          1997
                                                        -----------  -----------   -----------
                                                                    (in thousands)
           Tax at federal statutory rate                 $(1,745)      $(2,543)      $(4,552)
           Goodwill amortization                             347           347           347
           State income tax, net of federal benefit         (280)         (390)         (742)
           Other                                             245           (75)         (386)
           Adjustment of valuation allowance               1,433         2,661         5,333
                                                         -------       -------       -------
                                                         $    --       $    --       $    --
                                                         =======       =======       =======

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                      Fiscal Year Ended
                                                                                 ---------------------------
                                                                                 January 31,     February 1,
                                                                                     1999           1998
                                                                                 -----------     -----------
                                                                                       (in thousands)
           Deferred tax liabilities                                                $     --       $     --
           Deferred tax assets:
              Net operating loss carryforwards                                       15,043         14,200
              Reserves and accruals not currently deductible for tax purposes         2,694          2,104
                                                                                   --------       --------
              Total deferred tax assets                                              17,737         16,304
              Valuation allowance for deferred tax assets                           (17,737)       (16,304)
                                                                                   --------       --------
              Net deferred tax assets                                                    --             --
                                                                                   --------       --------
           Net deferred taxes                                                      $     --       $     --
                                                                                   ========       ========

        The change in the valuation allowance was a net increase of $1,433,000 for the fiscal year ended January 31, 1999, and a net increase of $2,661,000 for the fiscal year ended February 1, 1998. The valuation allowance was increased since the realization of net deferred tax assets is uncertain.

        As of January 31, 1999 the Company has federal net operating loss carryforwards of approximately $40 million which begin to expire in 2003, if not utilized. As a result of various equity transactions, one of the Company's subsidiaries has experienced a change of ownership in 1993, as defined in the Internal Revenue Code. As a result of this ownership change and other provisions of the Internal Revenue Code, utilization of approximately $10 million of these net operating loss carryforwards is limited to the future income of one of the Company's subsidiaries and is further limited to approximately $1 million per year on a cumulative basis. As of January 31, 1999, approximately $5 million of the limited loss carryforwards was available. In addition, the Company had state net operating loss carryforwards of approximately $30 million, which begin to expire in the year beginning February 1, 1999, if not utilized.


5.   STOCKHOLDERS' EQUITY

        On August 26, 1996 and September 10, 1996, the Company completed transactions with investors in which the Company received net cash proceeds of $10,221,000 from issuances of 10,669,000 shares of common stock. In addition, $950,000 of convertible notes and $2,000,000 of demand notes (issued between May 13, 1996 and July 2, 1996 to related parties) together with accrued interest of $116,251 were exchanged for 3,066,251 shares of common stock, and shares of Series A preferred stock were converted into 1,176,950 shares of common stock.

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

        At January 31, 1999, the Company had warrants outstanding to purchase an aggregate of 2,949,765 shares of its common stock. Of these warrants, 1,400,000 warrants were issued to GECC in fiscal 1996 at a exercise price of $.001 per share and 1,300,000 were issued to GECC and JOL in fiscal 1997 at an exercise price of $1.25 (see further discussion in Note 3). The remaining 249,765 warrants have exercise prices ranging from $1.32 to $2.91 per share and expiration dates ranging from May 1999 to June 2005. The warrants generally provide for certain anti-dilution adjustments. In addition, in connection with the August 1997 financing, the Company issued warrants to GECC and JOL to purchase up to 1,000,000 shares of common stock upon the occurrence of certain events; such warrants expire August 31, 2006 (see Note 3). The Company also has 61,948 shares of common stock issuable upon payment of deferred stock units and options outstanding to purchase an additional 2,208,458 shares of common stock.

        As of January 31, 1999, 6,305,171 shares of the Company's common stock are reserved for issuance upon exercise of warrants and stock options (see Note
6) and upon the payment of deferred stock units.


6.   STOCK OPTION PLANS

        The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options.

        The 1997 Stock Incentive Plan provides for the issuance of awards covering up to 2,000,000 shares of Common Stock to employees, officers, directors, and consultants. Awards under this plan can consist of options, stock appreciation rights, dividend equivalent rights, restricted stock, performance shares, deferred stock units or other stock based awards.

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

        In August 1996, the Company awarded the Chief Executive Officer of the Company an option to purchase 1,234,000 shares of common stock at an exercise price of $1.00 per share with vesting over three years. Compensation expense was recorded in the amount of $204,000, $204,000 and $293,000 in fiscal 1998, 1997 and 1996, respectively, based upon the vesting provisions and the market value of the stock on the date of grant.

        Options to purchase the Company's common stock are outstanding under the Company's 1990 Employees Stock Option Plan, 1994 Directors Stock Option Plan, and various plans established by Krause's prior to the time it was acquired by the Company. All of these plans have been cancelled and no further grants may be made under them.

        Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1998, 1997 and 1996; risk-free interest rates of 5.67%, 6.28% and 6.85%, dividend yields of 0% for all periods, volatility factors of the expected market price of the Company's common stock of 80%, 82% and 68%; and a weighted-average life of the options of 7.0, 7.0 and 6.5 years, respectively.

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

                                           1998        1997         1996
                                          -------     -------     --------
        Pro forma net loss                $ 5,564     $ 7,700     $ 13,188
        Pro forma net loss per share      $  0.26     $  0.40     $   1.26

        As of January 31, 1999, under all option plans, a total of 3,293,458 shares of common stock are reserved for future issuance, options to purchase 2,208,458 shares of common stock were outstanding, options to purchase 1,390,708 were exercisable, at a weighted average exercise price of $1.44, and options for 1,085,000 shares were available for future grants.

        The following table reflects option activity and related exercise prices, actual and weighted average, under all stock option plans from January 28, 1996 to January 31, 1999.

                                                             Weighted
                                            Number of         Actual         Average
                                             Options      Exercise Price  Exercise Price
                                            ---------      -------------  --------------
Outstanding January 28, 1996                  360,373      $2.16 - $8.34      $4.48
Granted                                     1,617,000      $ .78 - $1.62      $1.12
Forfeited                                    (254,916)     $ .78 - $8.34      $4.32
                                            ---------
Outstanding February 2, 1997                1,722,457      $ .78 - $7.13      $1.35
Granted                                       417,000      $1.56              $1.56
Forfeited                                     (95,499)     $2.16 - $7.13      $3.54
                                            ---------
Outstanding February 1, 1998                2,043,958      $ .78 - $6.38      $1.29
Granted                                       165,000      $3.25              $3.25
Forfeited                                        (500)     $3.18              $3.18
Outstanding January 31, 1999                2,208,458      $ .78 - $6.38      $1.44
                                            =========

        The weighted average grant-date fair value of options granted during 1998 and 1997, for options where the exercise price on the date of grant was equal to the stock price on that date, was $2.62 and $1.22, respectively.

        The following table reflects the weighted average exercise price of options outstanding, weighted average remaining contractual life of options outstanding, number of shares exercisable and the weighted average exercise price of exercisable options as of January 31, 1999.

                                                                                              Weighted
                                                              Weighted                    Average Exercise
   Number of            Actual               Weighted          Average        Number of       Price of
    Options            Exercise               Average        Remaining         Options       Exercisable
  Outstanding        Price Range          Exercise Price  Contractual Life   Exercisable       Options
 -------------      -------------         --------------  ----------------   -----------  ----------------
   2,009,000        $ .78 - $1.62              $1.22          7.9 years       1,221,250         $1.14
     199,458        $3.09 - $6.38              $3.60          8.3 years         169,458         $3.66
   ---------                                                                  ---------
   2,208,458        $ .78 - $6.38              $1.44          8.0 years       1,390,708         $1.44
   =========                                                                  =========


7.    RETIREMENT PLAN

        The Company has a 401(k) retirement plan (effective January 1, 1994) to which eligible employees may contribute up to 18% of their annual earnings. At its discretion the Company matches employees' contributions. The Company's contributions were not significant in fiscal 1998, 1997 and 1996.

8.   COMMITMENTS AND CONTINGENCIES

Leases

        The Company and its subsidiaries lease production, office and retail facilities and equipment under operating leases. Lease terms range from three to 25 years and most leases contain renewal options and certain leases contain purchase options. The Company's administrative offices and manufacturing facilities lease has a remaining term of 10 years with four five-year renewal options. Retail showrooms are all leased with rents either fixed or with fixed minimums coupled with contingent rents based on the Consumer Price Index or a percentage of sales.

        Commitments as of January 31, 1999 under operating leases require approximate future minimum annual rental payments as follows:

                                    Total
       Fiscal Year              (in  thousands)
                                --------------
          1999                      $17,087
          2000                       15,204
          2001                       12,224
          2002                       10,741
          2003                        7,579
          Thereafter                 18,048
                               --------------
                                    $80,883
                               ==============

       Total rent expense under all operating leases was approximately $17,278,000, $15,456,000, and $15,389,000 for the fiscal years ended January 31,
1999, February 1, 1998 and February 2, 1997, respectively.

Litigation

       The Company and its subsidiaries are also parties to various legal actions and proceedings incident to normal business activity. Management believes that any liability in the event of final adverse determination of any of these matters would not be material to the Company's consolidated financial position, liquidity or results of operations.


Year 2000 Readiness Disclosure

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

        The Company has a Year 2000 program in place to minimize any possible effect on its business resulting from the Year 2000 problem. The Company has evaluated its information technology ("IT") systems and believes it has identified those that were not Year 2000 compliant. The Company upgraded its payroll system to be Year 2000 compliant in the third quarter of fiscal 1998 and its other mission critical business systems (manufacturing, procurement, order processing and accounting) in the fourth quarter of fiscal 1998. The Company has completed testing, implementation, and has conducted an end-to-end Year 2000 simulation test to validate compliance for its key business processes. The Company has also assessed its desktops, communications systems and other IT-related equipment. Remaining upgrades will be completed within the first quarter 1999. The Company expects to bring its' IT systems into compliance without incurring material costs. To date it has completed the remediation of business systems by redirecting its existing internal programming resources, with costs expensed as incurred. The Company expects total costs to be less than $10,000.

       With regard to non-IT systems, the Company is continuing to assess its facilities equipment, including but not limited to bank card terminals, alarm systems and fax machines. These are being reviewed for Year 2000 compliance. Disruption of these services would have a negligible impact on Company operations and remediation costs are expected to be less than $5,000. The Company plans to achieve readiness in this area by the second quarter of 1999.

       Depending on whether suppliers and other entities with which the Company does business are able to successfully address the Year 2000 issue, the Company's results of operations could be materially adversely affected in any given future reporting period during which such a Year 2000 event occurs. As a result, the Company is communicating with such entities to determine their state of readiness. The Company is also developing contingency plans to allow primary operations of the Company to continue if the Company's significant systems or such entities are disrupted by the Year 2000 problem. The Company expects that its contingency plans will be developed by the end of the third quarter of 1999, and that it will be prepared in the event of systems failures to continue to do business, although such operations may be at a higher cost.

       These estimates and conclusions contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. New developments may occur that could affect the Company's estimates, such as the amount of planning and modification needed to achieve full resolution of the Year 2000 problem; the availability and cost of resources; the Company's ability to discover and correct all Year 2000 sensitive computer code and equipment; and the ability of suppliers and other entities to bring their systems into compliance.


9.      RELATED PARTY TRANSACTIONS

       In fiscal 1996, Permal Capital Management, Inc. (PCMI) provided various management services for the Company and its subsidiaries, for which PCMI received $58,333. PCMI's services for the Company included assistance with regard to executive management, financial consulting and strategic planning. Thomas M. DeLitto, President of PCMI, served as President and Chief Executive Officer of the Company from January to December 1994, served as Chief Executive Officer from April 1995 to August 1996 and is currently Vice Chairman of the Company's Board of Directors.


10.     MAJOR SUPPLIERS

       During the year ended January 31, 1999, the Company's 10 largest suppliers accounted for 52.9% of its aggregate purchases. One supplier represented approximately 10.2% of aggregate purchases for fiscal 1998.

          REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS





The Board of Directors and Stockholders
Krause's Furniture, Inc.


        We have audited in accordance with generally accepted auditing standards, the financial statements of Krause's Furniture, Inc. as of and for the years ended January 31, 1999 and February 1, 1998, included in this Form 10-K and have issued our report thereon dated March 31, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule, for the years ended January 31, 1999 and February 1, 1998, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/ ARTHUR ANDERSEN LLP




Orange County, California
March 31, 1999

                            KRAUSE'S FURNITURE, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
           FISCAL YEARS ENDED JANUARY 31, 1999, FEBRUARY 1, 1998, AND
                                FEBRUARY 2, 1997


                                                Additions
                                  Balance       Charged to      Charged                      Balance
       Allowance for             Beginning       Cost and       to Other                       End
     Doubtful Accounts           of Period       Expenses       Accounts   Deductions(a)    of Period
---------------------------    -------------  -------------    ---------- --------------- ------------
Fiscal 1998                     $   163,924    $   286,000       $    -      $  269,557    $   180,367
Fiscal 1997                         326,807        180,736            -         343,619        163,924
Fiscal 1996                         291,487        244,613            -         209,293        326,807

(a)    Represents accounts written off.

                                 EXHIBIT INDEX


 Exhibit
   No.                            Description
---------                         -----------
  3.1       Certificate of Incorporation.(1)
  3.1(a)    Certificate of Amendment of Certificate of Incorporation dated
            November 28, 1994. (5)
  3.1(b)    Certificate of Amendment of Certificate of Incorporation dated
            August 1, 1995.(6)
  3.1(c)    Certificate of Amendment of Certificate of Incorporation dated June
            7,1996.(7)
  3.1(d)    Certificate of Amendment of Certificate of Incorporation dated
            August 1, 1996.(7)
  3.2       By Laws.
  4.1       Loan and Security Agreement dated January 20, 1995 by and between
            Congress Financial Corporation (Western) and Krause's Sofa Factory
            and Castro Convertible Corporation. (3)
  4.1(a)    First Amendment to Loan and Security Agreement dated as of May 10,
            1996 by and between Congress Financial Corporation (Western) and
            Krause's Sofa Factory and Castro Convertible Corporation.(6)
  4.1(b)    Second Amendment to Loan and Security Agreement dated as of August
            26, 1996 by and between Congress Financial Corporation (Western) and
            Krause's Sofa Factory and Castro Convertible Corporation.(14)
  4.1(c)    Third Amendment to Loan and Security Agreement dated as of November
            25, 1996 by and between Congress Financial Corporation (Western) and
            Krause's Sofa Factory and Castro Convertible Corporation.(14)
  4.1(d)    Amended and Restated Subordination Agreement dated as of August 26,
            1996 by and between Congress Financial Corporation (Western) and
            Krause's Furniture, Inc.(14)
  4.1(e)    Fourth Amendment to Loan and Security Agreement dated as of August
            14, 1997 by and between Congress Financial Corporation (Western) and
            Krause's Sofa Factory and Castro Convertible Corporation.(12)
  4.1(f)    Fifth Amendment to Loan and Security Agreement dated as of December
            11, 1997 by and between Congress Financial Corporation (Western) and
            Krause's Sofa Factory and Castro Convertible Corporation. (15)
  4.1(g)    Sixth Amendment to Loan and Security Agreement dated as of March 15,
            1999 by and between Congress Financial Corporation (Western) and
            Krause's Custom Crafted Furniture Corp. and Castro Convertible
            Corporation.
  4.1(h)    Letter agreement between Krause's Furniture, Inc. and Congress
            Financial Corporation (Western).(12)
  4.2       Guarantee dated January 20, 1995 by Krause's Furniture, Inc. to
            Congress Financial Corporation (Western). (3)
  4.5       Certificate of Designations of Preferred Stock. (4)
 10.1       1994 Directors Stock Option Plan.
 10.2       1990 Employees Stock Option Plan.
 10.3       Form of Securities Purchase Agreement between the Company, GECC and certain other stockholders of the Company dated as if August 26,
            1996.(8)
 10.4       Form of $5,000,000 10% Subordinated Pay-In-Kind Note due August 31,
            2001.(8)
 10.5       Form of Warrant to Purchase 1,400,000 Shares of Common Stock.(8)
 10.6       Form of Securities Purchase Agreement between the Company and
            Certain Stockholders dated as of August 26, 1996.(8)
 10.7       Form of Stockholders Agreement among the Company, GECC and certain other stockholders of the Company dated as of August 26, 1996.(8)
 10.8       Form of Registration Rights Agreement among the Company and GECC and certain other stockholders of the Company dated as of August 26,
            1996.(8)
 10.9       Employment agreement with Philip M. Hawley.(8)
 10.10      1997 Stock Incentive Plan. (9)
 10.11      Supplemental Securities Purchase Agreement among Krause's Furniture,
            Inc., General Electric Corporation and Japan Omnibus Ltd., dated as of August 14, 1997. (12)
 10.12      Letter agreement dated August 14, 1997 regarding Permal Group shares.(12)
 10.13      Letter agreement dated August 14, 1997 regarding warrant dilution provisions.(12)
 10.14      Amendment to the Supplemental Securities Purchase Agreement among
            Krause's Furniture, Inc., General Electric Corporation and Japan
            Omnibus Ltd., dated as of March 31, 1999.
 11         Statement regarding computation of per share earnings.

Exhibit
  No.                             Description
-------                           -----------
 21         Subsidiaries.
 23.1       Consent of Arthur Andersen LLP, Independent Public Accountants
 23.2       Consent of Ernst & Young LLP, Independent Auditors
 27         Financial Data Schedule


 (1) Incorporated herein by reference to Exhibits to Registrant's Form S-4 dated June 19, 1992 (File No. 33-48725).
 (2) Incorporated herein by reference to Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-17868).
 (3) Incorporated herein by reference to Exhibit to Registrant's Form 8-K dated as of January 20, 1995 (File No. 0-17868).
 (4) Incorporated herein by reference to Exhibit 4.3 to Registrant's Form 8-K dated as of October 7, 1993 (File No. 0-17868).
 (5) Incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-K dated as of December 31, 1994 (File No. 0-17868).
 (6) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated as of January 28, 1996 (File No. 0-17868).
 (7) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of July 28, 1996 (File No. 0-17868).
 (8) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 26, 1996 (File No. 0-17868).
 (9) Incorporated herein by reference to Exhibits to Registrant's Form S-1 dated March 12, 1997 (File No. 333-19485).
(10) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated May 2, 1997 (File No. 0-17868).
(11) Incorporated herein by reference to Exhibits to Registrant's Proxy Statement on Schedule 14A dated May 7, 1997 (File No. 0-17868).
(12) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 14, 1997 (File No. 0-17868).
(13) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of December 17, 1997 (File No. 0-17868).
(14) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated May 2, 1997 (File No. 0-17868).
(15) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 30, 1998 (File No. 0-17868).