Form 10-Q
period 1999-05-02
KRAUSES FURNITURE INC
filed 1999-06-11
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

As of June 1, 1999 the Registrant had 21,984,428 shares of common stock outstanding.

                                      INDEX

                                                                      Page
                                                                      ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         - Consolidated balance sheet                                   3

         - Consolidated statement of operations (unaudited)             4

         - Consolidated statement of cash flows (unaudited)             5

         - Notes to consolidated financial statements (unaudited)       6 - 7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  8 - 13


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                             14

Item 2   Changes in Securities and Use of Proceeds                     14

Item 3   Defaults Upon Senior Securities                               14

Item 4.  Submission of Matters to a Vote of Security Holders           14

Item 5.  Other Information                                             14

Item 6.  Exhibits and Reports on Form 8-K                              15


         SIGNATURES                                                    16

PART I, ITEM 1

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                     May 2, 1999        January 31,
                                                                                     (unaudited)           1999
                                                                                     -----------        -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                         $     80           $     80
    Accounts receivable, net of allowance of $165 for doubtful accounts
        ($180 at January 31, 1999)                                                       1,354              1,193
    Inventories                                                                         21,923             20,413
    Prepaid expenses                                                                     1,534              1,465
                                                                                      --------           --------
        Total current assets                                                            24,891             23,151

Property, equipment, and leasehold improvements, net                                    13,345             13,066
Goodwill, net                                                                           13,092             13,346
Leasehold interests, net                                                                   856                915
Other assets                                                                             2,309              2,028
                                                                                      --------           --------
                                                                                      $ 54,493           $ 52,506
                                                                                      ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $  9,006           $  7,750
    Accrued payroll and related expenses                                                 1,955              2,502
    Other accrued liabilities                                                            3,835              3,849
    Customer deposits                                                                    5,533              5,650
    Notes payable                                                                        1,423                542
                                                                                      --------           --------
        Total current liabilities                                                       21,752             20,293
                                                                                      --------           --------

Long-term liabilities:
    Notes payable                                                                       18,602             17,990
    Other                                                                                2,028              1,994
                                                                                      --------           --------
        Total long-term liabilities                                                     20,630             19,984
                                                                                      --------           --------

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value; 666,667 shares authorized,
        no shares outstanding                                                               --                 --
    Common stock, $.001 par value; 35,000,000 shares authorized,
        21,984,428 shares outstanding                                                       22                 22
    Capital in excess of par value                                                      59,222             59,171
    Accumulated deficit                                                                (47,133)           (46,964)
                                                                                      --------           --------
        Total stockholders' equity                                                      12,111             12,229
                                                                                      --------           --------
                                                                                      $ 54,493           $ 52,506
                                                                                      ========           ========

                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                               Thirteen Weeks Ended
                                                           ---------------------------
                                                            May 2,             May 3,
                                                             1999               1998
                                                           --------           --------
Net sales                                                  $ 36,960           $ 31,250
Cost of sales                                                16,796             15,413
                                                           --------           --------
Gross profit                                                 20,164             15,837

Operating expenses:
    Selling                                                  16,845             14,405
    General and administrative                                2,471              2,375
    Amortization of goodwill                                    255                255
                                                           --------           --------
                                                             19,571             17,035
                                                           --------           --------

Income (loss) from operations                                   593             (1,198)

Interest expense                                               (675)              (608)
Other expense                                                   (87)              (141)
                                                           --------           --------

Net loss                                                   $   (169)          $ (1,947)
                                                           ========           ========

Basic and diluted loss per share                           $   (.01)          $   (.10)
                                                           ========           ========


Number of shares used in computing loss per share            21,984             20,009
                                                           ========           ========










                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      Thirteen Weeks Ended
                                                                   ---------------------------
                                                                    May 2,             May 3,
                                                                     1999               1998
                                                                   --------           --------
Cash flows from operating activities:
Net loss                                                           $   (169)          $ (1,947)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
      Depreciation and amortization                                     809                666
      Other non-cash charges                                            279                350
   Change in assets and liabilities
      Accounts receivable                                              (161)               274
      Inventories                                                    (1,510)            (2,424)
      Prepaid expenses and other assets                                (369)              (775)
      Accounts payable and other liabilities                            729              1,444
      Customer deposits                                                (117)              (233)
                                                                   --------           --------
            Net cash used by operating activities                      (509)            (2,645)
                                                                   --------           --------

Cash flows from investing activities:
    Capital expenditures                                               (801)            (2,592)
                                                                   --------           --------
            Net cash used by investing activities                      (801)            (2,592)
                                                                   --------           --------

Cash flows from financing activities:
    Proceeds from long-term borrowings                               42,031             41,218
    Principal payments on long-term borrowings                      (40,721)           (44,016)
    Net proceeds from issuance of common stock                           --              7,371
                                                                   --------           --------
            Net cash provided by financing activities                 1,310              4,573
                                                                   --------           --------

Net decrease in cash                                                     --               (664)
Cash and cash equivalents at beginning of period                         80                916
                                                                   --------           --------

Cash and cash equivalents at end of period                         $     80           $    252
                                                                   ========           ========

Supplemental disclosures of cash flow information -
    Cash paid during the period for interest                       $    484           $    376






                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC
          ------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation.
         ----------------------

         The accompanying consolidated financial statements of Krause's Furniture, Inc. (the "Company") and its wholly owned subsidiaries, including the Company's principal subsidiary, Krause's Custom Crafted Furniture Corp. ("Krause's") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation for the periods reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations, although management believes that the disclosures made are adequate to make the information presented not misleading.

         These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999. The results of operations for the thirteen weeks ended May 2, 1999 are not necessarily indicative of results to be expected in future periods.

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


2.       Inventories
         -----------

         Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                           May 2,        January 31,
                            1999            1999
                          -------        -----------
                               (in thousands)
Finished goods            $16,436          $15,992
Work in progress              176               47
Raw materials               5,311            4,374
                          -------          -------
                          $21,923          $20,413
                          =======          =======

3.       Notes Payable
         -------------

         Notes payable consists of the following:

                                                     May 2,           January 31,
                                                      1999               1999
                                                    --------          -----------
                                                           (in thousands)
Secured revolving credit notes                      $  8,479           $  6,992
Subordinated notes payable to shareholders            12,001             12,001
Unamortized debt discount, net of
    accumulated amortization of $1,503
    ($1,320 at January 31, 1999)                      (1,522)            (1,705)
Other notes                                            1,067              1,244
                                                    --------           --------
                                                      20,025             18,532
Less current portion                                   1,423                542
                                                    --------           --------
                                                    $ 18,602           $ 17,990
                                                    ========           ========


         The secured revolving credit notes were issued under a revolving credit agreement, which was most recently amended March 15, 1999, (the "Revolving Credit Facility") between Krause's and a financial institution that expires in March 2002. The Revolving Credit Facility provides for revolving loans of up to $15 million based on the value of inventories. Available borrowing capacity under the Revolving Credit Facility, at May 2, 1999, was approximately $3,611,000. Substantially all of Krause's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loan is payable monthly at a margin ranging from .5% to 1.0% in excess of the prime rate (7.75% at May 2, 1999) which margin varies depending on the Company's performance.

         Pursuant to the terms of the agreements related to the subordinated notes and the Revolving Credit Facility, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net worth and working capital as well as to achieve certain levels of earnings before interest, taxes, depreciation and amortization. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of May 2, 1999, the Company and Krause's were in compliance with the terms and conditions of these agreements.

4.       Net Loss Per Share
         ------------------

         Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive. There were no differences between basic and diluted loss per share.

5.       New Accounting Pronouncements
         -----------------------------

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Since the Company does not hold any derivative instruments, SFAS 133 will not have any impact on the Company's results from operations or financial position.

PART I, ITEM 2

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

         The Company's management, which underwent a substantial restructuring late in 1996, has developed a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, adding new showrooms, increasing product prices to competitive levels, reducing promotional discounting, reconfiguring selling commissions, remerchandising, refocusing advertising, improving the manufacturing processes and reducing expenses through budgetary controls. These plans have been implemented since the latter part of 1996, are believed to have contributed significantly to reducing losses and are expected to ultimately return the Company to profitability; however, there can be no assurance that the Company will achieve profitability.

         Management believes that the Company has sufficient sources of financing to continue operations throughout fiscal 1999. However, the Company's long-term success is dependent upon management's ability to successfully execute its strategic plan and, ultimately, to achieve sustained profitable operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's principal cash needs are for funding capital expenditures to open new showrooms and remodel existing showrooms; manufacturing samples of upholstered furniture for display in its new and existing showrooms as well as to purchase merchandise from other manufacturers that complement the upholstered furniture manufactured and displayed by the Company; and for funding capital expenditures related to the improvement and maintenance of its management information systems. The cash required for funding production and fulfillment of customer orders is typically provided by the Company's customers from a deposit made at the time an order is placed. Beginning in fiscal 2000, the Company will also require capital to make the scheduled principal payments on its subordinated notes.

         In recent periods, the Company has incurred additional debt and raised equity capital to cover operating deficits and to finance the remodeling and expansion of its showrooms. In fiscal 1999, management plans to remodel and upgrade existing showrooms, as well as add 20 to 25 additional showrooms, at an aggregate cost of approximately $6.7 million. Management expects to fund such capital expenditures by internally generated cash and by borrowings under the Company's Revolving Credit Facility. As of May 31, 1999, the Company has executed leases for ten new stores, three of which will replace existing stores upon expiration of leases. The Company is not contractually committed to make the remainder of these capital expenditures and could slow its expansion and remodeling program if the Company experiences any liquidity shortages.

         During and subsequent to the quarter ended May 2, 1999, the Company committed itself to a consulting agreement and capital lease that will enable it to upgrade its management information systems infrastructure. Fiscal 1999 capital expenditures related to this project presently are estimated at $1.1 million and are not related to any Year 2000 issues.

         As of May 2, 1999, the Company had cash and cash equivalents of $80,000 and unused borrowing capacity under its revolving credit agreement of approximately $3,611,000. Cash flow activity for the quarters ended May 2, 1999 and May 3, 1998 is presented in the Consolidated Statement of Cash Flows.

Cash Flow - Thirteen Weeks Ended May 2, 1999
--------------------------------------------

         Cash and cash equivalents at May 2, 1999 remained unchanged from its January 31, 1999 level. During the quarter ended May 2, 1999, operating activities used net cash of $509,000, principally from increases in inventories, prepaid expenses and accounts receivable of $1,510,000, $369,000 and $161,000, respectively and a decrease in customer deposits of $117,000, all of which were partially offset by cash income from operations of $919,000 and increases in accounts payable and other liabilities of $729,000. The increase in inventory was principally due to the Company's planned expansion and a build-up of raw materials in anticipation of second quarter sales volume growth. Investing activities during the period included capital expenditures of $801,000, nearly all of which was used to remodel certain retail showrooms and open four new showrooms. Financing activities during the period consisted primarily of net borrowings of $1,487,000 on the Company's Revolving Credit Facility offset by $177,000 of principal payments on other indebtedness. Management plans to continue its program of remodeling and upgrading showrooms as well as adding new showrooms. The Company expects to fund the related expenditures from internally generated cash and from borrowings under the Company's Revolving Credit Facility. The Company expects to incur costs of approximately $6.7 million related to this program in fiscal 1999.

Cash Flow - Thirteen Weeks Ended May 3, 1998
--------------------------------------------

         During the quarter ended May 3, 1998, cash and cash equivalents decreased by $664,000. Operating activities used net cash of $2,645,000, principally from a cash loss from operations of $931,000, a decrease in customer deposits of $233,000, and increases in inventories and prepaid expenses of $2,424,000 and $775,000, respectively, all of which were partially offset by a decrease in accounts receivable of $274,000 and increases in accounts payable and other liabilities of $1,444,000. The increase in inventory was principally due to the Company's decision to expand its accessories business and higher levels of raw materials. Investing activities during the period included capital expenditures of $2,592,000, nearly all of which was used to remodel certain retail showrooms and open three new showrooms. Financing activities during the period consisted of the sale of 2,963,889 shares of common stock, the proceeds from which totaled $8,892,000 less expenses of $1,521,000, and net payments of $2,798,000 on the Company's Revolving Credit Facility.

RESULTS OF OPERATIONS
---------------------

         The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statement of Operations:

                                                13 Weeks Ended
                                           ------------------------
                                            May 2,           May 3,
                                             1999             1998
                                           -------          -------
Net sales                                   100.0%           100.0%
Cost of sales                                45.4             49.3
                                            -----            -----
Gross profit                                 54.6             50.7

Operating expenses:
    Selling                                  45.6             46.1
    General and administrative                6.7              7.6
    Amortization of goodwill                  0.7              0.8
                                            -----            -----
        Total operating expenses             53.0             54.5
                                            -----            -----

Income (loss) from operations                 1.6             (3.8)

Interest expense                             (1.8)            (1.9)
Other expense                                (0.2)            (0.5)
                                            -----            -----

Net loss                                     (0.4%)           (6.2%)
                                            =====            =====


Store (Showroom) Data                          13 Weeks Ended
---------------------                      -----------------------
                                            May 2,          May 3,
                                             1999            1998
                                           --------        ------
Stores open at beginning of period             88             81
Stores opened during period                     4              3
Stores closed during period                     3              1
                                             ----           ----
Stores open at end of period                   89             83
Average sales per showroom (1)               $410           $377
Comparable store sales increase (2)           9.4%          11.3%

(1) Based upon the weighted average number of stores open during the period indicated.
(2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.

Thirteen Weeks Ended May 2, 1999 Compared to Thirteen Weeks Ended May 3, 1998
------------------------------------------------------------------------------

         Net Sales. Net sales for the first quarter of fiscal 1999 were $36,960,000 compared to $31,250,000 for the comparable quarter of fiscal 1998. Sales increased $5,710,000 or 18.3% with same-store sales increasing 9.4%. The increase in sales was due principally to management's continuing strategy of remodeling existing showrooms to provide a more appealing setting for customers; opening new showrooms in existing markets; developing new products, increasing the promotion and sale of accessories, and revamping the marketing and sales promotion program; and to improved economies in regions where the Company operates.

         Gross Profit. Gross profit was 54.6% of net sales in the first quarter of fiscal 1999, as compared to 50.7% of net sales in the first quarter of fiscal 1998. The improvement in gross profit resulted primarily from the ongoing introduction of more fashionable, updated products with higher margins; to continuing improvements in manufacturing operations; and to less promotional discounting at the retail level. In addition, two transactions occurred in the first quarter of fiscal 1998 that affected gross profit negatively. First, in order to eliminate a buildup of clearance merchandise, which occurred as a result of the Company remodeling more showrooms than planned, the Company liquidated approximately $500,000 of such merchandise on an expedited basis at approximately cost. This merchandise could not be sold in the normal course of business, because one of the Company's showrooms used for the sale of clearance merchandise was undergoing an extended remodeling. Second, gross profit for the first quarter of fiscal 1998 was adversely affected by increased costs related to the training of additional factory personnel in preparation for increased future production requirements.

         Selling Expenses. Selling expenses were $16,845,000 or 45.6% of sales in the first quarter of fiscal 1999 as compared to $14,405,000 or 46.1% of sales in the same period last year. The increase of $2,440,000 in selling expenses was primarily due to a combination of higher sales volume and the opening of six net new showrooms between May 3, 1998 and May 2, 1999. As a percentage of sales, selling expenses have decreased 0.5% due to fixed expenses applied to higher sales volume.

         General and Administrative Expenses. General and administrative expenses decreased as a percentage of sales from 7.6% for the quarter ended May 3, 1998 to 6.7% for the quarter ended May 2, 1999, as a result of these expenses being held relatively constant while being applied to higher sales volume.

         Interest Expense. Interest expense, including amortization of deferred financing costs, for the quarter ended May 2, 1999 increased by $67,000 over the same quarter in the prior fiscal year due primarily to higher average debt outstanding.

         Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the first quarter of fiscal 1999 or fiscal 1998 due to uncertainties regarding the realization of deferred tax assets available.

         Net Loss. As a result of the above factors, the net loss was $169,000 for the quarter ended May 2, 1999 as compared to a loss of $1,947,000 in the same period of the prior fiscal year. Net loss per share in the 1999 quarter was $0.01 versus a loss of $0.10 in the same period of fiscal 1998.

Year 2000 Readiness Disclosure:
-------------------------------

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

         The Company has a Year 2000 program in place to minimize any possible effect on its business resulting from the Year 2000 problem. The Company has evaluated its information technology ("IT") systems and believes it has identified those that were not Year 2000 compliant. The Company upgraded its payroll system to be Year 2000 compliant in the third quarter of fiscal 1998 and its other mission critical business systems (manufacturing, procurement, order processing and financials) in the fourth quarter of fiscal 1998. The Company has completed testing, implementation, and has conducted an end-to-end Year 2000 simulation test to validate compliance for its key business processes. The Company has also assessed its desktops, communications systems and other IT-related equipment. All necessary upgrades were completed in the first quarter of fiscal 1999.

         The Company has brought its IT systems into compliance without incurring material costs. It has completed the remediation of business systems by redirecting its existing internal programming resources, with costs expensed as incurred. The Company's total costs for the effort were less than $10,000.

         With regard to non-IT systems, the Company is continuing to assess its facilities equipment, including but not limited to bank card terminals, alarm systems and fax machines. These are being reviewed for Year 2000 compliance. Disruption of these services would have a negligible impact on Company operations and remediation costs are expected to be less than $5,000. The Company plans to achieve readiness in this area by the second quarter of fiscal 1999.

         Depending on whether suppliers and other entities with which the Company does business are able to successfully address the Year 2000 issue, the Company's results of operations could be materially adversely affected in any given future reporting period during which such a Year 2000 event occurred. As a result, the Company is communicating with such entities to determine their state of readiness. The Company is also developing contingency plans to allow primary operations of the Company to continue if the Company's significant systems or such entities are disrupted by the Year 2000 problem. The Company expects that its contingency plans will be developed by the end of the third quarter of 1999, and that it will be prepared in the event of systems failures to continue to do business, although such operations may be at a higher cost.

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

         These estimates and conclusions contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. New developments may occur that could affect the Company's estimates, such as the amount of planning and modification needed to achieve full resolution of the Year 2000 problem; the availability and cost of resources; the Company's ability to discover and correct all Year 2000 sensitive computer code and equipment; and the ability of suppliers, customers and other entities to bring their systems into compliance.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. There has been no material change.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------
         (a) The Annual Meeting of Stockholders of the Company was held on May 27, 1999 (the "Annual Meeting"). Proxies were solicited pursuant to the Regulation 14A under the Securities Exchange Act of 1934, as amended.

         (b) At the Annual Meeting, holders of the shares of the Company's Common Stock elected the existing Board of Directors to serve for the ensuing year. The number of votes cast in favor and withheld for each nominee for each director is shown in the table below. There were no abstensions or broker non-votes in respect of this proposal.

                         Nominee              Votes in Favor     Votes Withheld
                   ------------------------------------------------------------
                   Kamal G. Abdeinour           20,369,864           8,494
                   Jeffery H. Coats             20,369,864           8,494
                   Peter H. Dailey              20,369,864           8,494
                   Thomas M. DeLitto            20,369,864           8,494
                   John A. Gavin                20,369,864           8,494
                   Philip M. Hawley             20,369,717           8,641

         (c) At the Annual Meeting, holders of the shares of the Company's Common Stock approved the selection of Arthur Andersen LLP to serve as independent auditors to examine the Company's financial statements for the fiscal year ending January 30, 2000. There were 20,358,045 votes cast in favor, 7,247 votes cast against and 13,006 votes abstaining with respect to this matter


Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K filed during the quarter ended
         ---------------------------------------------------------------
         May 2, 1999
         -----------

         (a)  Exhibits

              Exhibit No.      Description
              -----------------------------------------------------------------
              27.1             Financial Data Schedule (EDGAR version only)

         (b)  Reports on Form 8-K

              The Registrant did not file any reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KRAUSE'S FURNITURE, INC.
                                          (Registrant)


Date:   June 10, 1999                     /s/ Philip M. Hawley
                                          --------------------------------------
                                          Philip M. Hawley
                                          Chairman of the Board and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



Date:   June 10, 1999                     /s/ Robert A. Burton
                                          --------------------------------------
                                          Robert A. Burton
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.         Description
-----------         -----------

   27.1             Financial Data Schedule (EDGAR version only)