Form 10-Q
period 1999-08-01
KRAUSES FURNITURE INC
filed 1999-09-15
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

As of September 1, 1999 the Registrant had 22,050,328 shares of common stock outstanding.

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

Item 3.    Market Risk
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

PART I, ITEM 1

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               August 1, 1999    January 31,
                                                                (unaudited)          1999
                                                               --------------    -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                     $    360         $     80
    Accounts receivable, net of allowance of $219
        for doubtful accounts ($180 at January 31, 1999)             1,002            1,193
    Inventories                                                     21,245           20,413
    Prepaid expenses                                                 1,473            1,465
                                                                  --------         --------
        Total current assets                                        24,080           23,151

Property, equipment, and leasehold improvements, net                13,709           13,066
Goodwill, net                                                       12,837           13,346
Leasehold interests, net                                               797              915
Other assets                                                         2,366            2,028
                                                                  --------         --------
                                                                  $ 53,789         $ 52,506
                                                                  ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $  9,446         $  7,750
    Accrued payroll and related expenses                             2,461            2,502
    Other accrued liabilities                                        4,322            3,849
    Customer deposits                                                5,276            5,650
    Notes payable                                                    2,392              542
                                                                  --------         --------
        Total current liabilities                                   23,897           20,293
                                                                  --------         --------

Long-term liabilities:
    Notes payable                                                   17,999           17,990
    Other                                                            2,014            1,994
                                                                  --------         --------
        Total long-term liabilities                                 20,013           19,984
                                                                  --------         --------

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value;
      666,667 shares authorized, no shares
      outstanding                                                        -                -
    Common stock, $.001 par value;
      35,000,000 shares authorized,
      21,984,428 shares outstanding                                     22               22
    Capital in excess of par value                                  59,273           59,171
    Accumulated deficit                                            (49,416)         (46,964)
                                                                  --------         --------
        Total stockholders' equity                                   9,879           12,229
                                                                  --------         --------
                                                                    53,789           52,506
                                                                  ========         ========

                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                                    -----------------------    ----------------------
                                                    August 1,     August 2,    August 1,    August 2,
                                                       1999         1998         1999         1998
                                                    ---------     ---------    ---------    ---------
Net sales                                            $ 36,070     $ 31,087     $ 73,030     $ 62,337
Cost of sales                                          16,736       14,508       33,532       29,921
                                                     --------     --------     --------     --------
Gross profit                                           19,334       16,579       39,498       32,416

Operating expenses:
    Selling                                            17,723       15,101       34,568       29,506
    General and administrative                          2,774        2,343        5,245        4,718
    Amortization of goodwill                              255          255          510          510
                                                     --------     --------     --------     --------
                                                       20,752       17,699       40,323       34,734
                                                     --------     --------     --------     --------

Loss from operations                                   (1,418)      (1,120)        (825)      (2,318)

Interest expense                                         (731)        (623)      (1,406)      (1,231)
Other expense                                            (134)        (119)        (221)        (260)
                                                     --------     --------     --------     --------

Net loss                                             $ (2,283)    $ (1,862)    $ (2,452)    $ (3,809)
                                                     ========     ========     ========     ========
Basic and diluted loss per share                     $   (.10)    $   (.08)    $   (.11)    $   (.18)
                                                     ========     ========     ========     ========

Number of shares used in computing loss per share      21,984       21,984       21,984       20,996
                                                     ========     ========     ========     ========



                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            Twenty-Six Weeks Ended
                                                                          -------------------------
                                                                           August 1,     August 2,
                                                                             1999           1998
                                                                          ----------     ---------
Cash flows from operating activities:
Net loss                                                                  $ (2,452)      $ (3,809)
    Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation and amortization                                          1,652          1,391
      Other non-cash charges                                                   628            734
   Change in assets and liabilities
      Accounts receivable                                                      191            199
      Inventories                                                             (832)        (2,947)
      Prepaid expenses and other assets                                       (386)          (400)
      Accounts payable and other liabilities                                 2,148           (373)
      Customer deposits                                                       (374)          (327)
                                                                          --------       --------
            Net cash provided (used) by operating activities                   575         (5,532)
                                                                          --------       --------
Cash flows from investing activities:
    Capital expenditures                                                    (1,788)        (4,275)
                                                                          --------       --------
            Net cash used by investing activities                           (1,788)        (4,275)
                                                                          --------       --------

Cash flows from financing activities:
    Proceeds from long-term borrowings                                      81,850         80,718
    Principal payments on long-term borrowings                             (80,357)       (79,018)
    Net proceeds from issuance of common stock                                   -          7,271
                                                                          --------       --------
            Net cash provided by financing activities                        1,493          8,971
                                                                          --------       --------

Net increase (decrease) in cash                                                280           (836)
Cash and cash equivalents at beginning of period                                80            916
                                                                          --------       --------
Cash and cash equivalents at end of period                                $    360       $     80
                                                                          ========       ========

Supplemental disclosures of cash flow information -
    Cash paid during the period for interest                              $  1,021       $    794







                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC.
        ----------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation.

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

     These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999. The results of operations for the twenty-six weeks ended August 1, 1999 are not necessarily indicative of results to be expected in future periods.

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


2.   Inventories

     Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                        August 1,    January 31,
                                          1999          1999
                                        ---------    -----------
                                             (in thousands)
             Finished goods              $16,680        $15,992
             Work in progress                 23             47
             Raw materials                 4,542          4,374
                                        --------        -------
                                         $21,245        $20,413
                                        ========        =======

3.   Notes Payable

     Notes payable consists of the following:

                                                August 1,     January 31,
                                                  1999           1999
                                               ---------      ----------
                                                   (in thousands)
Secured revolving credit notes                  $  8,651       $  6,992
Subordinated notes payable to shareholders        12,001         12,001
Unamortized debt discount, net of
    accumulated amortization of $1,686
    ($1,320 at January 31, 1999)                  (1,339)        (1,705)
Other notes                                        1,078          1,244
                                                --------       --------
                                                  20,391         18,532
Less current portion                               2,392            542
                                                --------       --------
                                                $ 17,999       $ 17,990
                                                ========       ========

     The secured revolving credit notes were issued under a revolving credit agreement, which was most recently amended March 15, 1999, (the "Revolving Credit Facility") between Krause's and a financial institution that expires in March 2002. The Revolving Credit Facility provides for revolving loans of up to $15 million based on the value of inventories. Available borrowing capacity under the Revolving Credit Facility, at August 1, 1999, was approximately $3,170,000. Substantially all of Krause's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loan is payable monthly at a margin ranging from .5% to 1.0% in excess of the prime rate (8.0% at August 1, 1999) which margin varies depending on the Company's performance.

         In connection with a financing concluded in August 1997 with certain shareholders, the Company issued warrants to such shareholders to purchase an aggregate amount of up to 1,000,000 shares of the Company's common stock at a price of $0.01 per share which warrants may be completely or partially cancelled depending on the economic performance of the Company in fiscal 1999. The Company periodically assesses the likelihood of vesting of the warrants, and, when and if probable, will discount the related debt to assign value to the warrants.

         Pursuant to the terms of the agreements related to the subordinated notes and the Revolving Credit Facility, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net worth and working capital as well as to achieve certain levels of earnings before interest, taxes, depreciation and amortization. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of August 1, 1999, the Company and Krause's were not in compliance with certain of the covenants contained in the agreements but, subsequent to August 1, 1999, have obtained a waiver and amendments with respect to such covenants.

4.   Net Loss Per Share

     Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive. There were no differences between basic and diluted loss per share.

5.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Since the Company does not hold any derivative instruments, SFAS 133 will not have any impact on the Company's results of operations or financial position.

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

     In recent periods, the Company has incurred additional debt and raised equity capital to cover operating deficits and to finance the remodeling and expansion of its showrooms. In fiscal 1999, management plans to remodel and upgrade existing showrooms, as well as add 20 to 25 additional showrooms, at an aggregate cost of approximately $4.9 million. Management expects to fund such capital expenditures by internally generated cash and by borrowings under the Company's Revolving

Credit Facility. The Company is not contractually committed to make the remainder of these capital expenditures and could slow its expansion and remodeling program if the Company experiences any liquidity shortages.

     During and previous to the quarter ended August 1, 1999, the Company committed itself to a consulting agreement and capital lease that will enable it to upgrade its management information systems infrastructure. Fiscal 1999 capital expenditures related to this project presently are estimated at $1.2 million and are not related to any Year 2000 issues.

     As of August 1, 1999, the Company had cash and cash equivalents of $360,000 and unused borrowing capacity under its revolving credit agreement of approximately $3,170,000. Cash flow activity for the twenty-six weeks ended August 1, 1999 and August 2, 1998 is presented in the Consolidated Statement of Cash Flows.

Cash Flow - Twenty-six weeks ended August 1, 1999

     During the twenty-six weeks ended August 1, 1999, cash and cash equivalents increased by $280,000. Operating activities provided net cash of $575,000, principally from an increase in accounts payable and other liabilities of $2,148,000 and a decrease in accounts receivable of $191,000, which were partially offset by a cash loss from operations of $172,000, increases in inventories and prepaid expenses of $832,000 and $386,000, respectively, and a decrease in customer deposits of $374,000. Investing activities during the period included capital expenditures of $1,788,000, of which $1,171,000 was used to open six new showrooms. Financing activities during the period consisted primarily of net borrowings of $1,659,000 on the Company's Revolving Credit Facility offset by $166,000 of principal payments on other indebtedness. Management plans to continue its program of remodeling and upgrading showrooms as well as adding new showrooms. The Company expects to fund the related expenditures from internally generated cash and from borrowings under the Company's Revolving Credit Facility. The Company expects to incur costs of approximately $4.9 million related to this program in fiscal 1999.

 Cash Flow - Twenty-six weeks ended August 2, 1998

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

     RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statement of Operations:


                                                             Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                           -------------------------       ----------------------
                                                             August 1,     August 2,       August 1,    August 2,
                                                               1999          1998            1999         1998
                                                           ------------    ---------       ---------   ----------
     Net sales                                                100.0%         100.0%          100.0%       100.0%
     Cost of sales                                             46.4           46.7            45.9         48.0
                                                             -------       ---------       ---------   --------
     Gross profit                                              53.6           53.3            54.1         52.0

     Operating expenses:
         Selling                                               49.1           48.6            47.3         47.3
         General and administrative                             7.7            7.5             7.2          7.6
         Amortization of goodwill                               0.7            0.8             0.7          0.8
                                                             -------       ---------       ---------   --------
                                                               57.5           56.9            55.2         55.7
                                                             -------       ---------       ---------   --------

     Loss from operations                                      (3.9)          (3.6)           (1.1)        (3.7)

     Interest expense                                          (2.0)          (2.0)           (1.9)        (2.0)
     Other expense                                             (0.4)          (0.4)           (0.3)        (0.4)
                                                             -------      ---------       ---------   ----------
     Net loss                                                 (6.3%)          (6.0%)          (3.3%)       (6.1%)
                                                             =======      =========       =========   ==========



                                                             Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                           -------------------------       ----------------------
                                                             August 1,     August 2,       August 1,    August 2,
Store Data                                                     1999          1998            1999         1998
                                                           ------------    ---------       ---------   ----------
     Stores open at beginning of period                           89           83              88           81
     Stores opened during period                                   2            1               6            4
     Stores closed during period                                 (3)            -              (6)          (1)
                                                               -----         ----           -----         ----
     Stores open at end of period                                 88           84              88           84
                                                               =====         ====           =====         ====
     Average sales per showroom(1) (in 000's)                   $407         $370            $817         $748
     Comparable store sales increase(2)                          9.0%         8.0%            9.2%         9.6%

     (1) Based upon the weighted average number of stores open during the period indicated.

     (2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.

Thirteen weeks ended August 1, 1999 Compared to Thirteen weeks ended August 2, 1998
-------------------------------------------------------------------------------

     Net Sales. Net sales for the second quarter of fiscal 1999 were $36,070,000, an increase of $4,983,000 or 16% over the comparable period of fiscal 1998. The increase in sales was due principally to management's continuing strategy of opening new showrooms in existing markets, developing new products, increasing the promotion and sale of accessories, and revamping the marketing and sales promotion program, and to improved economic factors in regions where the Company operates. The overall $4,983,000 increase in net sales is attributable to a $2,690,000 or 9.0%, increase in same-store sales and a $3,207,000 increase from new stores; such increases were offset in part by a decrease of $914,000 primarily from closed stores.

     Gross Profit. Gross profit was 53.6% of net sales in the second quarter of fiscal 1999, as compared to 53.3% of net sales in the second quarter of fiscal 1998. Gross profit, as a percentage of net sales, improved in the second quarter of fiscal 1999, but was negatively affected by a transition to new merchandise lines; the resulting liquidation of discontinued stock reduced gross profit.

     Selling Expenses. Selling expenses were $17,723,000 or 49.1% of sales in the second quarter of fiscal 1999 as compared to $15,101,000 or 48.6% of sales in the same period last year. The increase of $2,622,000 in selling expenses was primarily due to a combination of higher sales volume and the opening of ten new showrooms between August 3, 1998 and August 1, 1999; six showrooms were closed during the period.

     General and Administrative Expenses. General and administrative expenses were $2,774,000 for the quarter ended August 1, 1999 as compared to $2,343,000 for the same period last year, representing an increase of $431,000. This increase was primarily a result of higher payroll costs.

     Interest Expense. Interest expense, including amortization of deferred financing costs, for the quarter ended August 1, 1999 increased by $108,000 over the same quarter in the prior fiscal year due primarily to higher average debt outstanding.

     Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the second quarter of fiscal 1999 or fiscal 1998 due to uncertainties regarding the realization of deferred tax assets available.

     Net Loss. As a result of the above factors, the net loss was $2,283,000 for the quarter ended August 1, 1999 as compared to a loss of $1,862,000 in the same period of the prior fiscal year. Net loss per share in the 1999 period was $.10 based on 21,984,000 weighted average shares outstanding. In the comparable 1998 period the net loss per share was $0.08 based on 21,984,000 weighted average shares outstanding


Twenty-Six Weeks Ended August 1, 1999 Compared to Twenty-Six Weeks Ended August 2, 1998

         Net Sales. Net sales for the twenty-six weeks ended August 1, 1999 were $73,030,000, an increase of $10,693,000 or 17.2% over the comparable period of fiscal 1998. The increase in sales is due principally to management's strategy of opening new showrooms in existing markets, developing new products, increasing the promotion and sale of accessories, and revamping the marketing and sales promotion program, and to improved economic factors in regions where the Company operates. The overall increase in net sales of $10,693,000 is attributable to a $5,576,000, or 9.2%, increase in same-store sales and a $6,009,000 increase from new stores; such increases were offset in part by a decrease of $892,000 primarily from closed stores.

     Gross Profit. Gross profit was 54.1% of net sales for the twenty-six weeks ended August 1, 1999 as compared to 52.0% of net sales in the comparable period of fiscal 1998. The increase in gross profit was primarily the result of several factors including improved efficiency in factory operations, reduced discounting, negotiated reductions in raw material prices and new product acceptance by customers offset in part by liquidation of discontinued stock in the second quarter of fiscal 1999.

     Selling Expenses. Selling expenses were $34,568,000 or 47.3% of sales for the twenty-six weeks ended August 1, 1999 as compared to $29,506,000 or 47.3% of sales in the same period of fiscal 1998. The increase of $5,062,000 in selling expenses was primarily due to a combination of higher sales volume and the opening of four net new showrooms between August 3, 1998 and August 1, 1999.

     General and Administrative Expenses. General and administrative expenses for the twenty-six weeks ended August 1, 1999 increased by $527,000 as compared with the same period in the prior fiscal year primarily as a result of higher payroll costs offset in part by lower professional fees.

     Interest Expense. Interest expense, including amortization of deferred financing costs, for the twenty-six weeks ended August 1, 1999 increased by $175,000 over the same period in the prior fiscal year due primarily to higher average debt outstanding.

     Income Taxes. Due to uncertainties regarding the realization of deferred tax assets, no tax benefits were recorded for either fiscal 1999 or fiscal 1998.

     Net Loss. As a result of the above factors, the net loss was $2,452,000 for the twenty-six weeks ended August 1, 1999 as compared to a loss of $3,809,000 in the same period of the prior fiscal year. Net loss per share in the 1999 period was $.11 based on 21,984,000 weighted average shares outstanding. In the comparable 1998 period the net loss per share was $0.18 based on 20,996,000 weighted average shares outstanding.


Year 2000 Readiness Disclosure:

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

     The Company has a Year 2000 program in place to minimize any possible effect on its business resulting from the Year 2000 problem. The Company has evaluated its information technology ("IT") systems and believes it has identified those that were not Year 2000 compliant. The Company upgraded its payroll system to be Year 2000 compliant in the third quarter of fiscal

1998 and its other mission critical business systems (manufacturing, procurement, order processing and financials) in the fourth quarter of fiscal 1998. The Company has completed testing, implementation, and has conducted an end-to-end Year 2000-simulation test to validate compliance for its key business processes. The Company has also assessed its desktops, communications systems and other IT-related equipment. All necessary upgrades were completed in first quarter 1999.

     The Company has brought its IT systems into compliance without incurring material costs. It has completed the remediation of business systems by redirecting its existing internal programming resources, with costs expensed as incurred. The Company total costs for the effort was less than $10,000.

     With regard to non-IT systems, the Company is completing its facilities equipment compliance, including bankcard terminals. These are being updated and validated for Year 2000 compliance. Disruption of these services would have a negligible impact on Company operations and remediation costs are expected to be less than $5,000. The Company has upgraded or validated 85% of its equipment and plans to achieve readiness in this area within third quarter of fiscal 1999.

     Depending on whether suppliers and other entities with which the Company does business are able to successfully address the Year 2000 issue, the Company's results of operations could be materially adversely affected in any given future reporting period during which such a Year 2000 event occurred. As a result, the company is communicating with such entities to determine their state of readiness. The Company is also developing contingency plans to allow primary operations of the Company to continue if the Company's significant systems or such entities are disrupted by the Year 2000 problem. The company expects that its contingency plans will be developed by the end of the third quarter of fiscal 1999, and that it will be prepared in the event of systems failures to continue to do business, although such operations may be at a higher cost.

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


PART I, ITEM 3

Market Risk Exposure

     There were no material changes in items affecting market risk. Refer to the Company's Annual Report on Form 10-K for the year ended January 31, 1999 for more detail.

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


Item 2.  Changes in Securities and Use of Proceeds
           None


Item 3.  Defaults Upon Senior Securities
           None

Item 4.  Submission of Matters to a Vote of Security-Holders
          None


Item 5. Other Information
          None



Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended August 1, 1999

(a)      Exhibits

         Exhibit No.                                     Description
         ----------------------------------------------------------------------
         27.1     Financial Data Schedule (EDGAR version only)

         (b)   Reports on Form 8-K
               The Registrant did not file any reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KRAUSE'S FURNITURE, INC.
                                         (Registrant)


Date:   September 15, 1999               /s/  Philip M. Hawley
                                         ---------------------------------------
                                         Philip M. Hawley
                                         Chairman of the Board and Chief
                                           Executive Officer
                                         (Principal Executive Officer)



Date:    September 15, 1999              /s/  Robert A. Burton
                                         ---------------------------------------
                                         Robert A. Burton
                                         Executive Vice President and Chief
                                           Financial Officer
                                         (Principal Financial Officer and
                                            Principal Accounting Officer)

                                 EXHIBIT INDEX




         Exhibit No.                                     Description
         ----------------------------------------------------------------------
         27.1     Financial Data Schedule (EDGAR version only)