Form 10-Q
period 1999-10-31
KRAUSES FURNITURE INC
filed 1999-12-15
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________ to ___________________


      Commission file number: 0-17868


                            KRAUSE'S FURNITURE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                77-0310773
----------------------------                                 -------------------
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)


200 North Berry Street, Brea, California                         92821-3903
----------------------------------------                         ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

As of December 1, 1999 the Registrant had 22,050,328 shares of common stock outstanding.

                                      INDEX

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        - Consolidated balance sheet                                           3

        - Consolidated statement of operations (unaudited)                     4

        - Consolidated statement of cash flows (unaudited)                     5

        - Notes to consolidated financial statements (unaudited)           6 - 8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     9 - 14

Item 3. Market Risk                                                           14


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                     15

Item 2. Changes in Securities and Use of Proceeds                             15

Item 3. Defaults Upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     15

Item 6. Exhibits and Reports on Form 8-K                                      15


        SIGNATURES                                                            16

PART I, ITEM 1
                            KRAUSE'S FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       October 31,
                                                                                          1999         January 31,
                                                                                       (unaudited)         1999
                                                                                       -----------     -----------
                                                           ASSETS
Current assets:
    Cash and cash equivalents                                                           $     80         $     80
    Accounts receivable, net of allowance of $275 for doubtful accounts
        ($180 at January 31, 1999)                                                         1,342            1,193
    Inventories                                                                           24,385           20,413
    Prepaid expenses                                                                       1,136            1,465
                                                                                        --------         --------
         Total current assets                                                             26,943           23,151

Property, equipment, and leasehold improvements, net                                      14,610           13,066
Goodwill, net                                                                             12,582           13,346
Leasehold interests, net                                                                     737              915
Other assets                                                                               2,459            2,028
                                                                                        --------         --------
                                                                                        $ 57,331         $ 52,506
                                                                                        ========         ========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                    $ 10,707         $  7,750
    Accrued payroll and related expenses                                                   1,977            2,502
    Other accrued liabilities                                                              4,272            3,849
    Customer deposits                                                                      6,099            5,650
    Notes payable                                                                          2,306              542
                                                                                        --------         --------
        Total current liabilities                                                         25,361           20,293
                                                                                        --------         --------

Long-term liabilities:
    Notes payable                                                                         20,907           17,990
    Other                                                                                  2,087            1,994
                                                                                        --------         --------
        Total long-term liabilities                                                       22,994           19,984
                                                                                        --------         --------

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value; 666,667 shares authorized,
        no shares outstanding                                                                 --               --
    Common stock, $.001 par value; 35,000,000 shares authorized,
        22,050,328 shares outstanding (21,984,428 at January 31, 1999)                        22               22
    Capital in excess of par value                                                        60,892           59,171
    Accumulated deficit                                                                  (51,938)         (46,964)
                                                                                        --------         --------
        Total stockholders' equity                                                         8,976           12,229
                                                                                        --------         --------
                                                                                        $ 57,331         $ 52,506
                                                                                        ========         ========

                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                        ----------------------------      -----------------------------
                                                        October 31,      November 1,      October 31,       November 1,
                                                           1999             1998              1999             1998
                                                        -----------      -----------      -----------       -----------
Net sales                                                $ 35,770         $ 32,081         $ 108,800         $ 94,418
Cost of sales                                              16,050           14,525            49,582           44,446
                                                         --------         --------         ---------         --------
Gross profit                                               19,720           17,556            59,218           49,972

Operating expenses:
    Selling                                                17,876           15,170            52,444           44,676
    General and administrative                              2,805            2,311             8,050            7,029
    Amortization of goodwill                                  255              255               765              765
                                                         --------         --------         ---------         --------
                                                           20,936           17,736            61,259           52,470
                                                         --------         --------         ---------         --------

Loss from operations                                       (1,216)            (180)           (2,041)          (2,498)

Interest expense                                             (965)            (666)           (2,371)          (1,897)
Other expense                                                (341)             (89)             (562)            (349)
                                                         --------         --------         ---------         --------

Net loss                                                 $ (2,522)            (935)           (4,974)          (4,744)
                                                         ========         ========         =========         ========

Basic and diluted loss per share                         $   (.11)        $   (.04)        $    (.23)        $   (.22)
                                                         ========         ========         =========         ========

Number of shares used in computing loss per share          22,034           21,984            22,001           21,326
                                                         ========         ========         =========         ========



                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Thirty-Nine Weeks Ended
                                                                     ----------------- ---------------
                                                                     October 31,           November 1,
                                                                        1999                  1998
                                                                     -----------           -----------
Cash flows from operating activities:
Net loss                                                             $  (4,974)            $  (4,744)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
      Depreciation and amortization                                      2,470                 2,184
      Other non-cash charges                                             1,228                 1,019
    Change in assets and liabilities
      Accounts receivable                                                 (149)                  118
      Inventories                                                       (3,972)               (4,431)
      Prepaid expenses and other assets                                   (164)                 (605)
      Accounts payable and other liabilities                             2,948                   103
      Customer deposits                                                    449                   726
                                                                     ---------             ---------
            Net cash used by operating activities                       (2,164)               (5,630)
                                                                     ---------             ---------

Cash flows from investing activities:
    Capital expenditures                                                (3,387)               (4,523)
                                                                     ---------             ---------
            Net cash used by investing activities                       (3,387)               (4,523)
                                                                     ---------             ---------

Cash flows from financing activities:
    Proceeds from long-term borrowings                                 124,936               117,245
    Principal payments on long-term borrowings                        (119,487)             (115,165)
    Net proceeds from issuance of common stock                             102                 7,267
                                                                     ---------             ---------
            Net cash provided by financing activities                    5,551                 9,347
                                                                     ---------             ---------

Net increase (decrease) in cash                                              0                  (806)
Cash and cash equivalents at beginning of period                            80                   916
                                                                     ---------             ---------

Cash and cash equivalents at end of period                           $      80             $     110
                                                                     =========             =========
Supplemental disclosures of cash flow information -
    Cash paid during the period for interest                         $   1,609             $   1,258


    Noncash investing and financing activities:
           Recording of common stock purchase warrant                $   1,500                     0

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

         These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999. The results of operations for the thirty-nine weeks ended October 31, 1999 are not necessarily indicative of results to be expected in future periods.

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

2.       Inventories

         Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                          October 31,        January 31,
                             1999               1999
                          -----------        -----------
                                  (in thousands)
Finished goods              $18,006            $15,992
Work in progress                119                 47
Raw materials                 6,260              4,374
                            -------            -------
                            $24,385            $20,413
                            =======            =======

3.       Notes Payable

         Notes payable consists of the following:

                                                      October 31,        January 31,
                                                         1999                1999
                                                      -----------        -----------
                                                               (in thousands)
Secured revolving credit notes                        $ 12,758             $  6,992
Subordinated notes payable to shareholders              12,001               12,001
Unamortized debt discount, net of
    accumulated amortization of $2,052
    ($1,320 at January 31, 1999)                        (2,473)              (1,705)
Other notes                                                927                1,244
                                                      --------             --------
                                                        23,213               18,532
Less current portion                                     2,306                  542
                                                      --------             --------
                                                      $ 20,907             $ 17,990
                                                      ========             ========

         The secured revolving credit notes were issued under a revolving credit agreement, which was most recently amended as of August 23, 1999, (the "Revolving Credit Facility") between Krause's and a financial institution that expires in March 2002. The Revolving Credit Facility provides for revolving loans of up to $15 million based on the value of inventories. Available borrowing capacity under the Revolving Credit Facility, at October 31, 1999, was approximately $2,009,000. Substantially all of Krause's assets are pledged as collateral for the loans which are guaranteed by the Company. Interest on the loan is payable monthly at a margin ranging from .5% to 1.0% in excess of the prime rate (8.25% at October 31, 1999) which margin varies depending on the Company's performance.

         Pursuant to the terms of the agreements related to the subordinated notes and the Revolving Credit Facility, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net worth and working capital as well as to achieve certain levels of earnings before interest, taxes, depreciation and amortization. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of October 31, 1999, the Company and Krause's were not in compliance with certain of the covenants contained in the agreements but, subsequent to October 31, 1999, obtained a waiver and amendments with respect to such covenants.

         In conjunction with a financing concluded on August 14, 1997 with certain shareholders, the Company issued a warrant to such shareholders to purchase an aggregate amount of up to 1,000,000 shares of the Company's common stock at a price of $0.01 per share. This warrant would be completely or partially cancelled depending on the economic performance of the Company in fiscal 1999. The Company has assessed the likelihood of vesting of this warrant as probable, and as such, has reflected the estimated fair value of the warrant of $1,500,000 in the consolidated financial statements as a discount on the subordinated notes and an increase in capital in excess of par value. This discount is being amortized to interest expense using the effective interest method over the remaining term of the subordinated notes.

4.       Net Loss Per Share

         Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive. There were no differences between basic and diluted loss per share.

5.       Stockholders' Equity

         In August 1999, 65,900 warrants to purchase an equal number of shares of the Company's common stock were exercised. As a result of this transaction, Common Stock and Capital in Excess of Par Value increased by $65 and $102,079, respectively.

PART I, ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Form 10-Q and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report contain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These statements include those related to management's strategy for opening new stores, remodeling existing stores and improving the Company's marketing approach, and those related to management's expectation that the company will ultimately return to profitability. They also include statements throughout the report using such forward-looking terminology as "may," "will," "expect," "anticipate," "continue," "estimate," or the negative of these terms or other comparable terminology. These statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. Among other things, demand for and acceptance of the Company's products could decrease; the retail environment and the ability of the Company to execute its operating strategies could deteriorate; the company's planned marketing and promotional campaigns may not be successful; developer delays, weather and other conditions could slow the opening of new stores; and competition from existing and new competitors could increase. These risks and the other economic, competitive and other factors noted elsewhere in this Form 10-Q and in filings recently made by the Company with the Securities and Exchange Commission, including the Company's Form 10-K and a Registration Statement on Form S-1, which became effective on March 30, 1998, constitute cautionary statements that identify risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

         The Company's management, which underwent a substantial restructuring late in 1996, has developed a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, adding new showrooms, closing underperforming showrooms, increasing product prices to competitive levels, reducing promotional discounting, reconfiguring selling commissions, remerchandising, refocusing advertising, improving the manufacturing processes and reducing expenses through budgetary controls. These plans have been implemented since the latter part of 1996, are believed to have contributed significantly to improving the Company's performance since 1996 and are expected to ultimately return the Company to profitability; however, there can be no assurance that the Company will achieve profitability.

         Management believes that the Company will have sufficient sources of financing to continue operations for the next 12 months. However, the Company's long-term success is dependent upon management's ability to successfully execute its strategic plan and, ultimately, to achieve sustained profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal cash needs are for funding capital expenditures to open new showrooms and remodel existing showrooms; for manufacturing samples of upholstered furniture for display in its new and existing showrooms as well as to purchase merchandise from other manufacturers that complement the upholstered furniture manufactured and displayed by the Company; and for funding capital expenditures related to the improvement and maintenance of its management information systems. The cash required for funding production and fulfillment of customer orders is typically provided by the Company's customers from a deposit made at the time an order is placed. Beginning in fiscal 2000, the Company will also require capital to make the scheduled principal payments on its subordinated notes.

         In recent periods, the Company has incurred additional debt and raised equity capital to cover operating deficits and to finance the remodeling and expansion of its showrooms. In fiscal 1999, management plans to add approximately 18 additional showrooms (of which 12 have been opened through October 31, 1999), at an aggregate cost of approximately $3.5 million. In addition, current plans call for the closing of approximately 11 showrooms (of which 9 have been closed through October 31, 1999) in fiscal 1999. Management expects to fund such capital expenditures by internally generated cash and by borrowings under the Company's Revolving Credit Facility.

         During and previous to the quarter ended October 31, 1999, the Company committed itself to a consulting agreement and capital lease that will enable it to upgrade its management information systems infrastructure. Fiscal 1999 capital expenditures related to this project presently are estimated at $1.1 million and are not related to any Year 2000 issues.

         As of October 31, 1999, the Company had cash and cash equivalents of $80,000 and unused borrowing capacity under its revolving credit agreement of approximately $2,009,000. Cash flow activity for the thirty-nine weeks ended October 31, 1999 and November 1, 1998 is presented in the Consolidated Statement of Cash Flows.

Cash Flow - Thirty-nine weeks ended October 31, 1999

         During the thirty-nine weeks ended October 31, 1999, cash and cash equivalents did not change. Operating activities used net cash of $2,164,000, principally from a cash loss from operations of $1,276,000 and increases in inventories, prepaid expenses and other assets, and accounts receivable of $3,972,000, $164,000, and $149,000, respectively, offset by increases in accounts payable and other liabilities and customer deposits of $2,948,000 and $449,000 respectively. The increase in inventory is due to a combination of higher levels of finished goods required in part by the addition of new showrooms and the Company's decision to increase the amount of raw materials in order to meet forecasted production levels. Investing activities during the period included capital expenditures of $3,387,000 which was used primarily to open 12 new showrooms and to fund capital requirements of the ongoing upgrade of the management information systems infrastructure. Financing activities during the period consisted of net borrowings of $5,766,000 on the Company's Revolving Credit Facility, proceeds of $102,000 from the exercise of certain common stock warrants, offset by $317,000 of principal payments on other indebtedness. Management plans to continue its strategy of adding new showrooms. The Company expects to fund the related expenditures from internally generated cash and from borrowings under the Company's Revolving Credit Facility. The Company expects to incur costs of approximately $3.5 million related to this program in fiscal 1999.

Cash Flow - Thirty-nine weeks ended November 1, 1998

         During the thirty-nine weeks ended November 1, 1998, cash and cash equivalents decreased by $806,000. Operating activities used net cash of $5,630,000, principally from a cash loss from operations of $1,541,000, and increases in inventories and prepaid expenses of $4,431,000 and $605,000, respectively, offset in part by an increase in accounts payable and other liabilities of $103,000, an increase in customer deposits of $726,000, and a decrease in accounts receivable of $118,000. The increase in inventory is principally due to the Company's decision to expand its accessories business and higher levels of finished goods required in part by the addition of five stores. Investing activities during the period included capital expenditures of $4,523,000, nearly all of which was used to remodel certain retail showrooms and open five new showrooms. Financing activities during the period consisted of the sale of 2,963,889 shares of common stock, the proceeds from which totaled $8,892,000 less expenses of $1,625,000 and net borrowings of $2,080,000, primarily under the Company's revolving credit facility.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statement of Operations:

                                                Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                          -----------------------------         -----------------------------
                                          October 31,       November 1,         October 31,        November 1,
                                             1999              1998                1999               1998
                                          -----------       -----------         -----------        ----------
Net sales                                   100.0%             100.0%             100.0%             100.0%
Cost of sales                                44.9               45.3               45.6               47.1
                                            -----              -----              -----              -----
Gross profit                                 55.1               54.7               54.4               52.9

Operating expenses:
    Selling                                  50.0               47.3               48.2               47.3
    General and administrative                7.8                7.2                7.4                7.4
    Amortization of goodwill                  0.7                0.8                0.7                0.8
                                            -----              -----              -----              -----
                                             58.5               55.3               56.3               55.5
                                            -----              -----              -----              -----

Loss from operations                         (3.4)              (0.6)              (1.9)              (2.6)

Interest expense                             (2.7)              (2.1)              (2.2)              (2.0)
Other income (expense)                       (1.0)              (0.2)              (0.5)              (0.4)
                                            -----              -----              -----              -----

Net loss                                     (7.1)%             (2.9)%             (4.6)%             (5.0)%
                                            =====              =====              =====              =====

                                                Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                            ----------------------------      -------------------------------
                                            October 31,      November 1,      October 31,         November 1,
                                                1999            1998              1999                1998
                                            -----------      -----------      -----------         -----------

Store Data

Stores open at beginning of period               88               84                 88                 81
Stores opened during period                       6                1                 12                  5
Stores closed during period                       3               --                  9                  1
                                               ----             ----             ------             ------
Stores open at end of period                     91               85                 91                 85
                                               ====             ====             ======             ======
Average sales per showroom (1)                 $397             $380             $1,214             $1,130
Comparable store sales increase (2)             4.3%             3.1%               7.6%               7.3%

------------------
(1) Based upon the weighted average number of stores open during the period indicated.

(2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.

         Thirteen weeks ended October 31, 1999 compared to Thirteen weeks ended November 1, 1998

         Net Sales. Net sales for the third quarter of fiscal 1999 were $35,770,000 compared to $32,081,000 for the comparable quarter of fiscal 1998. The increase in sales was due principally to management's continuing strategy of opening new showrooms in existing markets, developing new products, increasing the promotion and sale of accessories, and revamping the marketing and sales promotion program. The overall $3,689,000 increase in net sales is attributable to a $1,311,000 or 4.3%, increase in same-store sales and a $3,893,000 increase from new stores; such increases were offset in part by a decrease of $1,515,000 from closed stores. Sales were adversely affected by the loss of sales from three stores that were operating in the third quarter of the last year but were closed this year and not replaced.

         Gross Profit. Gross profit was 55.1% of net sales in the third quarter of fiscal 1999, as compared to 54.7% of net sales in the third quarter of fiscal 1998. The increase in gross profit was primarily the result of several factors including improved efficiency in factory operations, reduced discounting, higher retail prices, negotiated reductions in raw material prices and new product acceptance by customers.

         Selling Expenses. Selling expenses were $17,876,000 or 50.0% of sales in the third quarter of fiscal 1999 as compared to $15,170,000 or 47.3% of sales in the same period last year. The increase of $2,706,000 in selling expenses was primarily due in large part to higher variable expenses related to higher sales volume and higher occupancy costs related to operating six net new stores in the current quarter as compared to the same period in the prior fiscal year

         General and Administrative Expenses. General and administrative expenses increased as a percentage of sales from 7.2% for the quarter ended November 1, 1998 to 7.8% for the quarter ended October 31, 1999, primarily as a result of higher payroll costs.

         Interest Expense. Interest expense, including amortization of debt discounts and deferred financing costs, for the quarter ended October 31, 1999 increased by $299,000 over the same quarter in the prior fiscal year. Of this amount, $184,000 was related to amortization of a debt discount attributable to a performance warrant recorded in the third quarter of fiscal 1999 (see Note 3), and the balance of the increase was due primarily to higher average debt outstanding and higher interest rates on revolving debt. Amortization of debt discounts and deferred financing costs for the third quarter of fiscal 1999 and 1998, totaled $377,000 and $201,000, respectively.

         Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the third quarter of fiscal 1999 or fiscal 1998 due to uncertainties regarding the realization of deferred tax assets available.

         Net Loss. As a result of the above factors, the net loss was $2,522,000 for the quarter ended October 31, 1999 as compared to a loss of $935,000 in the same period of the prior fiscal year. Net loss per share in the 1999 quarter was $0.11 versus a loss of $0.04 in the same period of fiscal 1998.

         Thirty-nine Weeks Ended October 31, 1999 Compared to Thirty-nine Weeks Ended November 1, 1998

         Net Sales. Net sales for the thirty-nine weeks ended October 31, 1999 were $108,800,000, which was a increase of $14,382,000 or 15.2% over the comparable period of fiscal 1998.

The increase in sales was due principally to management's continuing strategy of opening new showrooms in existing markets, developing new products, increasing the promotion and sale of accessories, and revamping the marketing and sales promotion program. The overall increase in net sales is attributable to a $6,887,000, or 7.6%, increase in same-store sales and a $9,902,000 increase from six new stores; such increases were offset in part by a decrease of $2,407,000 from closed stores.

         Gross Profit. Gross profit was 54.4% of net sales for the thirty-nine weeks ended October 31, 1999 as compared to 52.9% of net sales in the comparable period of fiscal 1998. The increase in gross profit was primarily the result of several factors including improved efficiency in factory operations, reduced discounting, higher retail prices, negotiated reductions in raw material prices and new product acceptance by customers offset in part by liquidation of discontinued stock in the second quarter of fiscal 1999.

         Selling Expenses. Selling expenses were $52,444,000 or 48.2% of sales for the thirty-nine weeks ended October 31, 1999 as compared to $44,676,000 or 47.3% of sales in the same period of fiscal 1998. The increase of $7,768,000 in selling expenses was primarily due to a combination of higher sales volume and the opening of six net new showrooms between November 1, 1998 and October 31, 1999.

         General and Administrative Expenses. General and administrative expenses for the thirty-nine weeks ended October 31, 1999 increased by $1,021,000 as compared with the same period in the prior fiscal year primarily as a result of higher payroll costs.

         Interest Expense. Interest expense, including amortization of debt discounts and deferred financing costs, for the thirty-nine weeks ended October 31, 1999 increased by $474,000 over the same period in the prior fiscal year. Of this amount, $184,000 was related to amortization of a debt discount attributable to a performance warrant recorded in the third quarter of fiscal 1999 (see Note 3) and the balance of the increase was due to higher average debt outstanding and higher interest rates on revolving debt. Amortization of debt discounts and deferred financing costs, for the thirty-nine weeks ended October 31, 1999 and November 1, 1998, totaled $763,000 and $612,000, respectively.

         Income Taxes. Due to uncertainties regarding the realization of deferred tax assets, no tax benefits were recorded for either fiscal 1999 or fiscal 1998.

         Net Loss. As a result of the above factors, the net loss was $4,974,000 for the thirty-nine weeks ended October 31, 1999 as compared to a loss of $4,744,000 in the same period of the prior fiscal year. Net loss per share in the 1999 period was $0.23 based on 22,001,000 weighted average shares outstanding. In the comparable 1998 period the net loss per share was $0.22 based on 21,326,000 shares outstanding.

Year 2000 Readiness Disclosure:

         In the past, computer engineers designed most computer programs and embedded computer chips to use only two digits to specify a particular year. For example, the digits "99" were used to specify the Year "1999." However, computers that use only two digits cannot properly recognize the Year 2000 or any following years. For example, after the Year 2000, the digits "01" could mean either the Year "2001" or the Year "1901." This problem can cause computers and other electronic devices to give erroneous results or to shut down. Therefore, as dates employing the Year 2000 and following years come into use, computer programs will need to use four digits to distinguish between the different years of the 20th and the 21st century. Because of this Year 2000 problem, the Company and many other enterprises are vulnerable to unforeseen or unanticipated problems with their computer systems and equipment containing embedded computer chips, as well as from problems in the computer systems of other parties on which their businesses rely. The Company has a Year 2000 program in place to minimize any possible effect on its business resulting from the Year 2000 problem. The Company has evaluated its information technology ("IT") systems and believes it has identified those that were not Year 2000 compliant. The Company upgraded its payroll system to be Year 2000 compliant in the third quarter of fiscal 1998 and its other mission critical business systems (manufacturing, procurement, order processing and financials) in the fourth quarter of fiscal 1998. The Company has completed testing, implementation, and has conducted an end-to-end Year 2000-simulation test to validate compliance for its key business processes. The Company has also assessed its desktops, communications systems and other IT-related equipment. All necessary upgrades were completed in the first quarter of fiscal 1999. The Company has brought its IT systems into compliance without incurring material costs. It has completed the remediation of business systems by redirecting its existing internal programming resources, with costs expensed as incurred. The Company's total costs for the effort was less than $10,000.

         With regard to non-IT systems, the Company has completed its facilities equipment compliance, including bank card terminals. These have been updated and validated for Year 2000 compliance. Disruption of these services would have a negligible impact on Company operations and remediation costs were less than $5,000.

         Depending on whether suppliers and other entities with which the Company does business are able to successfully address the Year 2000 issue, the Company's results of operations could be materially adversely affected in any given future reporting period during which such a Year 2000 event occurred. As a result, the company is communicating with such entities to determine their state of readiness. The Company has developed contingency plans to allow primary operations of the Company to continue if the Company's significant systems or such entities are disrupted by the Year 2000 problem. The Company expects that its contingency plans will continue to be refined through the end of 1999, and that it will be prepared in the event of systems failures to continue to do business, although such operations may be at a higher cost.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security-Holders

          None

Item 5.   Other Information

          None

Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended October 31, 1999

          (a) Exhibits


         Exhibit
            No.                          Description
         -------                         -----------

           10.1 Seventh Amendment to Loan and Security Agreement dated as of August 23, 1999 by and between Congress Financial Corporation (Western) and Krause's Custom Crafted Furniture Corp. and Castro Convertible Corporation.

           10.2 Amendment to the Supplemental Securities Purchase Agreement among Krause's Furniture, Inc., General Electric Corporation and Japan Omnibus Ltd., dated as of September 14, 1999.

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


                                             KRAUSE'S FURNITURE, INC.
                                             (Registrant)


Date: December 15, 1999                      /s/ Philip M. Hawley
                                             -----------------------------------
                                             Philip M. Hawley
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Date: December 15, 1999                      /s/ Robert A. Burton
                                             -----------------------------------
                                             Robert A. Burton
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)

                                 EXHIBIT INDEX


         Exhibit
            No.                          Description
         -------                         -----------

           10.1 Seventh Amendment to Loan and Security Agreement dated as of August 23, 1999 by and between Congress Financial Corporation (Western) and Krause's Custom Crafted Furniture Corp. and Castro Convertible Corporation.

           10.2 Amendment to the Supplemental Securities Purchase Agreement among Krause's Furniture, Inc., General Electric Corporation and Japan Omnibus Ltd., dated as of September 14, 1999.

           27.1   Financial Data Schedule (EDGAR version only)