Form 10-KT
period 1999-12-26
KRAUSES FURNITURE INC
filed 2000-04-03
CIK 701974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 1, 1999 to December 26, 1999

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

        As of April 1, 2000 the aggregate market value of Registrant's $.001 par value common stock held by non-affiliates was approximately $49,423,828 based on the closing price for the stock. As of April 1, 2000 there were 22,050,328 shares of $.001 par value common stock outstanding.

        Documents Incorporated by Reference: Proxy Statement for 2000 Annual Meeting of Stockholders with respect to information required in Part III.

         This Annual Report on Form 10-K, particularly the discussions under the headings "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These statements include those related to the Company's plans for sales through e-commerce and business-to-business channels; management's strategy for opening new stores, remodeling existing stores and improving the Company's marketing approach; and those related to management's expectation that the company will return to profitability. They also include statements throughout the report using such forward-looking terminology as "may," "will," "expect," "anticipate," "continue," "estimate," or the negative of these terms or other comparable terminology. These statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. Among other things,

         o we lack experience in e-commerce and business-to-business sales;

         o demand for and acceptance of the Company's products could decrease;

         o        the market for furniture sales over the internet may not grow;

         o the retail environment and the ability of the Company to execute its operating strategies could deteriorate;

         o the company's planned marketing and promotional campaigns may not be successful; and

         o developer delays, weather and other conditions could slow the opening of new stores; and competition from existing and new competitors could increase.

         These risks and the other economic, competitive and other factors noted elsewhere in this Form 10-K and in filings recently made by the Company with the Securities and Exchange Commission, including the Company's Form 10-Q and a Registration Statement on Form S-1, which became effective on March 30, 1998, constitute cautionary statements that identify risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

                                     PART I

ITEM 1.   BUSINESS

                            DESCRIPTION OF BUSINESS

        THE COMPANY. The Company is a leading vertically integrated manufacturer, retailer and wholesaler of made-to-order upholstered furniture and accessories. At December 26, 1999, the Company operated ninety-one furniture showrooms under the Krause's (seventy-nine showrooms) and Castro Convertibles (twelve showrooms) brand names in twelve states, with fifty-four of those showrooms in California and in the New York City metropolitan area, including New York, New Jersey and Connecticut. Customers can choose from more than sixty styles and forty sizes of sofas, incliners, recliners, sectionals, sofabeds and chairs, which they can customize with eight hundred fabrics and fifty leathers. The Company believes that it has developed a reputation for delivering high quality, custom-crafted furniture at prices comparable to those of mass-produced sold-as-shown furniture. In recent periods, the Company has undergone significant changes, raising substantial new capital, hiring a new management team with extensive expertise in retailing, and changing the Company's business strategy from a factory-direct orientation to a retail-oriented, fashion conscious approach.

        In September 1999, the Company launched its Contract Division. This division seeks to obtain large orders from customers in the hospitality industry as they build new properties or remodel existing ones. The product offering is similar to the upholstered products found within the Company's furniture showrooms.

        In conjunction with a $19 million private placement of its Series A Convertible Preferred Stock completed on January 18, 2000, the Company is presently developing an e-Commerce strategy and business plan centered around Business-to-Business ("B2B") opportunities that will leverage the Company's existing manufacturing and distribution assets and expertise. The Company expects to have this strategy developed and implemented during the second quarter of fiscal 2000.

        RECENT DEVELOPMENTS.

        On January 4, 2000, the Company's Board of Directors voted to change its fiscal year end to the Sunday closest to December 25, effective as of December 26, 1999. All references to fiscal 1999 refer to the forty-seven weeks ended December 26, 1999. The current fiscal year will end on December 24, 2000.

        On January 14 and 19, 2000, the Company completed a $19 million private placement of its Series A Convertible Preferred Stock which was led by TH Lee.Putnam Internet Partners, L.P.("THLi") and GE Capital Equity Investments, Inc.("GECC"). $10 million of the offering is designated for developing and implementing an e-Commerce strategy focusing on B2B opportunities utilizing the internet and other electronic methods and the remainder was used to pay down revolving debt.


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

- Reputation for Value and Selection; Brand Names. The Company believes that it has attained a reputation for high quality, custom-crafted furniture at prices comparable to those of mass-produced, sold-as-shown furniture. For over 27 and 69 years, respectively, Krause's and Castro Convertibles have developed a reputation for selection, quality, price and service. The Company believes that its reputation and strong brand recognition influence customer-purchasing decisions and will help the Company expand its distribution in existing markets and penetrate new markets.

- Experienced Management Team. The Company has hired an experienced management team with extensive retailing experience, led by Philip M. Hawley, the former Chairman and Chief Executive Officer of The Broadway Stores, Inc. This management team has adopted business and marketing strategies designed to leverage the Company's existing brand name recognition and distribution system and appeal to its existing broad customer base. The management team has a substantial equity stake in the Company.

- Vertically Integrated Manufacturer and Distributor of Custom Furniture. The Company is a leading combined manufacturer, retailer and wholesaler of made-to-order upholstered furniture. This vertical integration enables the Company to manufacture high-quality, competitively priced custom upholstered furniture and deliver it to the customer usually within two to four weeks from the date ordered. Vertical integration also enables the Company to capture profits at both the manufacturing and retail level, with minimal inventory risk. Further, the Company can expand the current capacity of its manufacturing facility to accommodate planned sales growth.

- Well Located Retail Distribution Network. As of December 26, 1999, the Company operated 91 showrooms, primarily in California and the New York City metropolitan area, and in selected other markets in the Southwest, Northwest and Midwest. The Company believes that its showrooms are in many markets that have favorable demographics and upward economic trends, and that a substantial majority of its showrooms are located in high traffic areas. In addition, many showrooms are near other furniture retailers, where the Company believes it can benefit from increased traffic of furniture customers and from comparison shopping, typically by shoppers who compare Company products to those of sold-as-shown retailers or premium-priced custom manufacturers.

- Focus on Gross Margins and Cost Controls. In recent periods, the Company has taken a number of steps to improve its gross margin and reduce expenses by reducing discounts and other special pricing programs, improving its manufacturing processes, introducing budgeting controls, revising its sales commission structure, consolidating selling, general and administrative expenses and cutting costs. As a result, the Company has developed an organization focused on gross margin improvements, expense control and operating efficiency.

       BUSINESS STRATEGY. The Company intends to leverage its competitive strengths in order to increase its sales volumes, improve its overall financial performance and enhance its market position. The Company is attempting to achieve these objectives by pursuing the following strategies:

- Add New Showrooms in Existing and New Markets. The Company plans to expand its presence in markets where it has an existing base of showrooms so that it can leverage its brand name recognition and marketing efforts as well as its existing distribution network and management. The Company estimates that it has not less than 35-40 opportunities to open showrooms in existing markets. Since August 1996, the Company has opened twenty-three new showrooms, thirteen of which were opened during fiscal 1999, and expects to open approximately sixteen to twenty additional showrooms each year in the foreseeable future. In addition, the Company has identified expansion opportunities in several new markets including Atlanta, Georgia; Portland, Oregon; and Minneapolis, Minnesota. The Company plans to open at least four new stores in fiscal 2000 in new markets. The Company plans to utilize cross-docking to distribute its merchandise to its customers in these new markets.

- Relocate Under-Performing Showrooms. The Company estimates that it has approximately one dozen showrooms that are in good market areas but in poor locations within these market areas. As the leases on these showrooms expire, the Company plans to seek more suitable locations and incorporate into the new showrooms the same new layout, design and visual presentation themes that it has developed in the remodeling program. During fiscal 1999, the Company closed ten showrooms of which 5 were relocated to nearby locations.

- Remodel Existing Showrooms. The Company has completed a substantial portion of its remodeling program to update its showrooms, imbue a sense of fashion and excitement and move away from the Company's former factory-direct orientation. The Company has developed new store layout, design and visual presentation themes to center attention on fabric selection and customization options, present merchandise by life style as complete room environments and enhance lighting and color in order to add drama and create excitement throughout its showrooms.

- Revamp Marketing and Sales Promotion. The Company has revamped its marketing and sales promotion with the goal of better defining its market niche and differentiating itself from its competitors. A major focus of this effort was a shift away from a factory-direct orientation to that of customization and craftsmanship with emphasis on value rather than price. To this end, the Company changed the name under which it does business from Krause's Sofa Factory to Krause's Custom Crafted Furniture and developed a new, modern logo. Another focus of this effort has been to create an advertising format and message utilizing color circulars in an effort to better attract customers by showing the Company's many product offerings in groupings by life style and as complete room environments similar to how the customer might purchase them.

- Develop New Products; Increase Sales of Complementary Products. The Company has put in place a new product development program, which is freshening showroom inventories and introducing a number of new styles designed to increase its appeal to customers. In addition, although the Company intends to continue to focus on the manufacture and sale of upholstered products, as a part of its new merchandising approach it has increased the promotion and sale of other products, including accessories supplied by third parties such as tables, lamps, entertainment centers, area rugs and wall decor, custom-made chairs, recliners and promotionally priced leather sofas and loveseats. The Company believes these additional merchandise classifications have broadened the Company's offerings and contributed to increased sales per square foot.

- Leverage the Castro Franchise. In 1993, the Company acquired certain assets principally related to the retail operations of Castro Convertible Corporation, including the "Castro Convertibles" tradename and trademark and retail store locations. Castro Convertibles, which started business in 1931, has been known throughout the East Coast for its quality sofabed products and was an early pioneer in developing the tri-fold sofabed mechanism. The Company has leveraged this strong brand awareness by adding a Castro Convertibles gallery in all of its Krause's remodeled and new showrooms.

- Increase Showroom Productivity. For the forty-seven week transition period ended December 26, 1999, the Company's sales per square foot of selling space averaged $120. To further increase showroom productivity, the Company is in the process of gradually reducing the average size of its showrooms from approximately 12,100 square feet of selling space to approximately 10,000 square feet, which it believes is the optimal size to show and sell the Company's products. In addition, the Company intends to increase same-store sales by continuing to (i) add new products, including accessory products manufactured by third parties, and (ii) increase the effective sales prices of its products through reduced promotional discounting.

- Develop and Implement e-Commerce Strategy. Under the terms of the Series A Convertible Preferred Stock Purchase Agreement, the Company must submit an e-Commerce business plan to its Board of Directors and receive approval on or before April 13, 2000. The Company has retained NOVO(TM), relationship architects for e-Business (TM), as its strategic Web development partner. The first phase of the relationship will concentrate on the Company's B2B initiatives.


        SHOWROOMS, CONTRACT DIVISION AND MERCHANDISING. Showrooms. The Company sells its products exclusively through leased retail showrooms in 12 states and its Contract Division. Retail showrooms in California, Colorado, Arizona, Nevada, Texas, New Mexico, Washington and Illinois operate under the name KRAUSE'S CUSTOM CRAFTED FURNITURE(R), KRAUSE'S SOFA FACTORY(R) or KRAUSE'S SOFAS(R). The Company intends to convert all of these showrooms to operate under the name KRAUSE'S CUSTOM CRAFTED FURNITURE(R). Retail showrooms in New York, New Jersey, Connecticut and Florida are operated under the name CASTRO CONVERTIBLES(R). The Company intends to convert all of these showrooms to operate under the name CASTRO CUSTOM FURNITURE AND CONVERTIBLES(R). One new showroom opened in January 2000 in Georgia operates under the name KRAUSE'S CUSTOM CRAFTED FURNITURE(R). Showroom locations are selected on the basis of strictly defined criteria, including expected population growth, desirable target consumer demographics and psychographics, high visibility with easy access from major thoroughfares, adequate parking facilities and proximity to other furniture retailers.

        Selling space in retail showrooms varies in size from 1,400 square feet to 23,400 square feet with an average size of 12,000 square feet. The typical showroom displays approximately 50 to 60 styles in coordinated furniture groupings to illustrate the diversity and availability of contemporary and traditional upholstered furniture.

        When a customer makes a selection, a sales associate collects a down payment and immediately enters the order in the Company's computer system through a terminal at the showroom. The order, reflecting the customer's exact specifications of style, color, size, configuration and fabric, is then sent to the Company's factory in Brea, California for manufacturing.

        Contract Division. The Company, through its Contract Division sales force, calls on current and prospective hospitality industry clients to make proposals for their remodel and new property furnishing requirements. The Company also expects to be an exhibitor at various industry trade shows.

        REMODELING AND EXPANSION. The Company has completed a substantial portion of its remodeling program. Key components of this program include establishing design centers in prominent locations within showrooms to highlight fabric selection, creating decorated room settings, adding new lighting and carpeting, developing consistent and highly visible signage, and integrating the Castro Convertibles brand name and products into its Krause's Custom Crafted Furniture showrooms. As part of this program, the Company has remodeled 38 showrooms and expects to complete the remodeling program over the next twenty-four months. Only a small number of KRAUSE'S SOFA FACTORY(R) or KRAUSE'S SOFAS(R) showrooms remain to be remodeled and renamed; however, twelve of the CASTRO CONVERTIBLES(R) showrooms remain to be remodeled and renamed. The remodeled showrooms are designed to present a more appealing environment to the consumer, emphasizing the Company's wide array of styles and fabric selections, and highlight the consumer's ability to customize furniture selections to suit individual taste. Remodeled showrooms feature prominently displayed design centers to highlight fabric selection, decorated room settings, and new lighting and signature carpeting. The Company anticipates that it will recover the cost of each remodeled store in approximately one year through increased sales after the remodeling.

        The Company is also seeking to expand its presence in existing markets to increase sales and market share. This will enable the Company to leverage its brand name recognition and take advantage of some of the advertising umbrella and infrastructure that currently exists. It will also focus on areas with strong demographics and economic performance. The Company has opened twenty-three new showrooms, thirteen of which were opened during fiscal 1999, since it began its expansion program and intends to open approximately sixteen to twenty additional showrooms per year for the foreseeable future. In addition, as leases expire on showrooms that are not located in prime retail areas, but are in favorable markets, the Company will attempt to move those showrooms to more suitable locations.

        The Company plans to open at least four of the sixteen to twenty planned new showrooms in fiscal 2000 in new markets which have the demographics and psychographics for which it looks. The first of two new showrooms in the Atlanta, Georgia market was opened in January 2000 and two new showrooms are planned for the greater Portland, Oregon market in the second quarter of fiscal 2000.

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

        The Company primarily advertises through print media, in newspapers, color circulars and by direct mail. It also employs targeted radio advertising from time to time in selected markets. The Company has freshened the appearance of its advertising to give more consistent placement of the Krause's and Castro Convertibles brand names, to play down the Company's previous factory-direct image, and to appeal to a more fashion-conscious buyer. While the Company has continued to display prices in its advertising, it has reduced the prominence of promotional pricing in favor of highlighting the selection, style and value of its products.

        PRODUCTS. The Company focuses on manufacturing and retailing high-quality, affordably priced made-to-order upholstered furniture. Its product line consists primarily of upholstered (covered in woven fabric or leather) sofas, sofabeds, chairs and sectionals. Customers of the Company may choose from a selection of approximately 60 different styles, 40 sizes, 800 fabrics and 50 leather choices. Except for a few styles of occasional and reclining chairs and promotionally priced leather sofas and loveseats which the Company purchases from outside vendors, the Company manufactures virtually all of the upholstered furniture offered in its showrooms.

        In addition to its exclusive upholstered furniture line, the Company retails an assortment of tables, area rugs, lamps and wall decor, entertainment centers, custom-made chairs and recliners. These furniture products and accessories, which are supplied to the Company by outside vendors, complement the Company's upholstered furniture products and help to create the room setting displays. Because the Company typically views sales of these furniture products and accessories as incremental to, rather than in lieu of, sales of the Company's own upholstered furniture products, the Company has increased the promotion and sale of these complimentary furniture products and accessories. Merchandise purchased from other suppliers currently accounted for approximately 13.6%, 10.7% and 9.2% of net sales in the fiscal 1999, 1998 and 1997, respectively.

        In order to be responsive to changing customer demands, the Company will continue to develop new products. Since 1996, the Company has introduced 37 new sofa styles and 15 new chair styles. In addition, the Company is committed to periodically update its inventory of 800 fabrics by replacing slow-moving, out-of-style fabrics with more contemporary designs.

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

        The Company builds approximately 650 pieces of upholstered furniture per day in two shifts. This output represents approximately 60% of double shift manufacturing capacity. The level of production primarily reflects customer orders, because the Company does not manufacture units for inventory.

        When an order has completed the manufacturing or outside purchasing process, it is shipped to a regional warehouse for the final preparation and delivery to the customer. The Company uses outside delivery services, as well as its own personnel in certain areas, for deliveries.

        BACKLOG. The Company turns its manufacturing backlog approximately every 23 to 28 days. Backlog as of December 26, 1999 was approximately $8.6 million compared to approximately $11.3 million at January 31, 1999 and approximately $7.9 million at December 27, 1998.

        SUPPLIERS AND MATERIALS. Many suppliers currently provide the Company with the materials used in manufacturing its upholstered furniture products. The Company's ten largest suppliers provided it with 60.0% of its purchased raw materials during the fiscal year ended December 26, 1999, including two such suppliers that provided approximately 12.4% and 10.1%. The Company is dependent on the continued supply of components and raw materials, including frame components, fabrics, leather, foam and sofabed and motion mechanisms. Management constantly seeks new suppliers and better prices through competitive bidding and the qualification of alternative sources of supply. If the Company could not develop alternative sources of supply when needed or failed to obtain sufficient single-source products, components and raw materials, the resulting loss in production capability would adversely affect the Company's sales and operating results.

        TRADEMARKS AND PATENTS. The Company holds trademarks and patents registered in the United States for some of its products and processes. The Company has a registered trademark and/or servicemark in the United States for the Krause's Sofa Factory(R), Krause's Custom Crafted Furniture(R) and Castro Convertibles(R) names and logos and the name Foreverflex(R). Trademarks which the Company considers important to its business have expiration dates ranging from May 13, 2002 to July 19, 2009, but each is renewable in perpetuity. The Company also has other trademarks, both registered and unregistered, that the Company believes are not material to its business or to any ongoing product lines.

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

        EMPLOYEES. The majority of the Company's employees are not unionized and many have worked for the Company for more than ten years. A union contract covers approximately 38 retail employees in the greater New York area. At December 26, 1999, the total work force numbered approximately 1,153, with approximately 476 working in manufacturing, 583 in retail and warehousing operations, and 94 in administration.

        COMPETITION. The home furnishings industry is highly competitive and fragmented, and includes competition from traditional furniture retailers, department stores, discount and warehouse outlets as well as internet retailers, most of whom do not have a bricks and mortar presence. Certain companies which compete directly with the Company have greater financial and other resources than the Company. The Company competes on a national level with Ethan Allen Inc., Levitz Furniture, Leather Center, Inc., Expressions and traditional department stores, among others. The Company also competes on a regional basis. In New York, New Jersey and Chicago, the Company's primary competitor is Jennifer Convertibles, Inc., and in the Western United States the Company's primary regional competitors include Homestead House, Inc., The Leather Factory and Norwalk Furniture Corporation (the latter of which also competes in the Midwest market). In Houston, Texas, the Company's primary regional competitor is Star Furniture Company. Expressions, Norwalk Furniture Corporation and Ethan Allen Inc., like the Company, manufacture their own upholstered products and offer "made-to-order" customization similar to that provided by the Company. Levitz Furniture primarily addresses the low to middle end "as shown" market, whereas traditional department stores typically focus on the middle to upper end "as shown" market.

        INSURANCE. The Company purchases occurrence-based product liability insurance in an amount it believes is adequate.


                      RISK FACTORS RELATING TO THE BUSINESS

       LACK OF PROFITABLE OPERATIONS; ACCUMULATED DEFICITS. The Company has reported losses from operations in each of the past five years and had an accumulated deficit of $56.4 million at December 26, 1999. If losses from operations continue, they could adversely affect the market price for the common stock and the Company's ability to maintain existing financing and obtain new financing. There can be no assurance that the Company will achieve profitability in the future.

        CAPITAL REQUIREMENTS; RESTRICTIONS ON COMPANY'S ABILITY TO OBTAIN ADDITIONAL CAPITAL. The Company believes that borrowings under its Revolving Credit Facility, the proceeds from its recently completed $19 million Series A Convertible Preferred Stock private placement and internally generated funds will be sufficient to fund its requirements for working capital, capital expenditures, and e-Commerce strategy development and deployment through the end of fiscal 2000. The Company may need to raise additional funds to finance its expansion program and e-Commerce strategy through either debt or equity financing, and there can be no assurance that the Company's financial performance will generate sufficient funds. Beginning in fiscal 2001, the Company will require funds to begin making required principal payments on its subordinated debt.

        The Company's existing secured revolving credit facility provides for borrowings of up to $15 million, is subject to maturity in March 2002, imposes borrowing base limitations, requires the Company to maintain financial covenants for adjusted net worth and working capital and limits it from incurring future additional indebtedness from third parties. Consequently, if the Company needs any significant additional infusion of capital, it may have to issue additional equity. Such additional capital, if raised, is likely to dilute the interest of the Company's stockholders. Substantially all of the Company's assets are pledged as collateral for repayment of existing indebtedness. The Company's collateral pledge may make it more difficult for the Company to obtain additional financing on advantageous terms, if at all.

       CAPITAL REQUIREMENTS; ELECTION TO DEFER INTEREST EXPENSE ON SUBORDINATED DEBT. If no dividends have been paid on the Company's Series A Convertible Preferred Stock, the Company may elect to defer interest payments on its existing subordinated debt for any period of time beginning December 1, 1999 and ending on or prior to December 31, 2000. If the Company elects to defer any such interest, the holders of the subordinated debt may elect to receive the deferred interest either in cash at the June 30, 2003 final maturity or in shares of Series A Convertible Preferred Stock at $50 per share on December 31, 2000. If the Company elects to defer interest on its subordinated debt and the holders of this debt elect to receive the deferred interest in shares of Series A Convertible Preferred Stock, the interests of the Company's stockholders may be diluted and the Company may need to recognize additional non-cash interest expense in accordance with generally accepted accounting principles.

       LEVERAGE AND ABILITY TO SERVICE FIXED CHARGES. At December 26, 1999, the Company had $ 23.3 million of long-term debt and had a negative tangible net worth (stockholders' equity less intangible assets) of $8.8 million. For the forty-seven week transition period ended December 26, 1999, earnings before interest, taxes, depreciation and amortization were negative $4.1 million. A high percentage of the Company's operating expenses are relatively fixed, including approximately $1.7 million per month in lease payments.

       The Company's high level of debt and debt service requirements will have several important effects on its future operations, including the following: (i) the Company will need to devote significant cash to service debt, reducing funds available for operations and future business opportunities and increasing the Company's vulnerability to adverse economic and industry conditions and competition; (ii) the Company's leveraged position will increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in certain agreements relating to the Company's indebtedness will require the Company to meet certain financial performance tests which increase over time and will restrict its ability to borrow additional funds, to dispose of assets, to issue additional equity or to pay cash dividends on or repurchase common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes will be limited.

       Any default under the documents governing indebtedness of the Company could have a significant adverse effect on the market value of the common stock.

       NO ASSURANCE OF SUCCESSFUL IMPLEMENTATION OF BUSINESS STRATEGIES. The Company's near-term business strategies include (i) revamping marketing and sales promotion with the goal of better defining the Company's market niche and differentiating the Company from its competitors; (ii) developing new products, which will accomplish a freshening of inventories and see the introduction of a number of new styles, designed to increase customer appeal (iii) enhancing and leveraging the strength of its brand names, (iv) opening approximately sixteen to twenty showrooms per year for the foreseeable future; and (v) developing and implementing a successful e-Commerce strategy. The Company's inability to achieve any of these goals could have a material adverse effect on the Company's business, financial condition, and results of operations as well as the market value of its common stock. See "Business -- Business Strategy."

       Certain internal and external factors directly affect the Company's business, including the following: the availability of suitable showroom locations in existing and new markets; the availability of financing for expansion; the rapid rate of change in the world wide web and the number of new web sites offering furniture for sale; and general economic conditions, including employment levels, business conditions, interest rates and tax rates in the Company's market areas. While the Company believes that current economic conditions favor growth in the markets it serves, various factors, including those listed above, could reduce sales or increase operating expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." There can be no assurance that various factors will not adversely effect the Company's business in the future or will not prevent the Company from successfully implementing its business strategies.

       DEPENDENCE UPON CHIEF EXECUTIVE OFFICER AND KEY PERSONNEL. The Company's future performance will depend to a large extent upon the efforts of Philip M. Hawley and other members of its executive management team. The loss of the services of Mr. Hawley or other key members of the team could have an adverse effect on the Company. The Company has an Employment Agreement with Mr. Hawley, pursuant to which the Company has agreed to employ Mr. Hawley for a term ending on January 28, 2001.

        POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. Because the Company sells most of its products on a made-to-order basis with a two-to-four week delivery cycle, it typically operates with about 30 days of backlog. As a result, quarterly sales and operating results generally depend on the volume and timing of orders and the Company's ability to fulfill orders within a quarter, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand for the Company's products in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company plans to increase certain cash expenditures in connection with the development and implementation of its e-Commerce strategy. To the extent that such expenditures precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected. In addition, the Company's operating results are affected by a variety of factors, including consumer tastes, housing activity, interest rates, credit availability and general economic conditions in its selected market. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the common stock would likely be materially adversely affected.

       DEPENDENCE ON SUPPLIERS. The Company obtains its raw materials and some manufactured products from various outside sources and generally has had no difficulty obtaining them. However, the Company is dependent on the continued supply from relatively few suppliers of certain products, components and raw materials, including fabrics, leather, foam, and sleeper and motion mechanisms. Specifically, the Company's 10 largest suppliers accounted for approximately 60.0% of its aggregate purchases of raw materials in the fiscal year ended December 26, 1999. During the forty-seven week transition period ended December 26, 1999, approximately 32.8% of these aggregate purchases of raw materials represented fabric, with one supplier constituting approximately 30.8% of the fabric purchases made by the Company during this period; approximately 18.2% of these purchases represented leather, with one supplier constituting approximately 31.4% of the leather purchases made by the Company during this period; and approximately 14.0% of these purchases consisted of wood and pre-cut wood components, with one supplier constituting approximately 88.5% of the wood and pre-cut wood purchases made by the Company during this period. The Company has no supply contract with these large suppliers, but instead makes each purchase under a separate purchase order. Both leather and pre-cut wood components are commodities the Company believes it can readily obtain from alternative sources, and from time to time the Company has purchased such commodities from alternative sources. If the Company could not develop alternative sources of supply of leather, pre-cut wood components or certain other raw materials and products when needed, or could not obtain sufficient single-source products, components and raw materials when needed, the resulting loss of production capability, would adversely affect the Company's results of operations. Fabric is obtainable from many different sources, however, it is subject to changing fashion and not all styles are available from every mill.

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


        COMPETITION. The home furnishings industry is highly competitive and fragmented, and includes competition from traditional furniture retailers, department stores, discount and warehouse outlets as well as internet retailers, most of whom do not have a bricks and mortar presence. Certain companies which compete directly with the Company have greater financial and other resources than the Company. The Company competes on a national level with Ethan Allen Inc., Levitz Furniture, Leather Center, Inc., Expressions and traditional department stores, among others. The Company also competes on a regional basis. In New York, New Jersey and Chicago, the Company's primary competitor is Jennifer Convertibles, Inc., and in the Western United States the Company's primary regional competitors include Homestead House, Inc., The Leather Factory and Norwalk Furniture Corporation (the latter of which also competes in the Midwest market). In Houston, Texas, the Company's primary regional competitor is Star Furniture Company. Expressions, Norwalk Furniture Corporation and Ethan Allen Inc., like the Company, manufacture their own upholstered products and offer custom-crafted furniture similar to that provided by the Company. Levitz Furniture primarily addresses the low to middle end "as shown" market, whereas traditional department stores typically focus on the middle to upper end "as shown" market.

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

        DEPENDENCE ON REGIONAL ECONOMIES. The Company's markets are concentrated in California and the New York City metropolitan area, where 51% and 15%, respectively, of the Company's sales in the forty-seven week transition period ended December 26, 1999 originated. Consequently, an economic downturn in either of those states would likely have a disproportionately negative impact on the financial condition of the Company. Management believes the economic indicator most relevant to its operations is consumer confidence. In January 1999, the consumer confidence index, as reported by the Conference Board, for the Middle Atlantic Region, which includes New York, was 119.1, the index for the Pacific Region, which includes California, was 137.1, and the average index for the United States as a whole, was 136.7.

       RELIANCE ON MANUFACTURING FACILITY AND COMPUTER SYSTEM; VULNERABILITY TO EARTHQUAKES. The Company's sole manufacturing plant, as well as the central processing facility for the computer system that contains the Company's business records and links the showrooms to Company headquarters is located in Southern California, an area prone to earthquakes. An earthquake or other natural disaster or work stoppage or other event affecting the normal operations of the business could seriously impair the Company's capacity to continue its manufacturing and retail operations. While the Company has taken steps to implement a disaster recovery system to lessen the impact of such a disaster or other work stoppage, there can be no assurance that the Company will successfully put such a system into operation.

       In addition, the Company is several months into the process of replacing its computer system with a new Oracle enterprise resource planning system to improve order configuration, manufacturing scheduling, distribution processes and financial reporting. In the event that the Company does not replace its current computer system, or fails to promptly implement and integrate the new Oracle enterprise resource planning system, there would be a material adverse affect on the Company.

       CONTROL BY PRINCIPAL STOCKHOLDERS. The current management, directors and other principal stockholders of the Company own securities that entitle them to vote in the aggregate approximately 71% of the voting power of the issued and outstanding common stock of the Company. Furthermore, the Company has entered into an Amended and Restated Stockholders Agreement (the "Stockholders Agreement") with certain of its stockholders which provides, in part, that the stockholders who are parties to the Stockholders Agreement will vote their shares in any election of directors in a manner that assures the election of directors designated by each of them. The Stockholders Agreement also prohibits the Company from taking certain actions, such as entering into a merger, liquidation, dissolution, or entering into joint ventures, issuing new equity securities, or issuing new debt securities in excess of $200,000 without the approval of the members of the Board of Directors designated by THLi and GECC. It is unlikely that any principal stockholder or group of public stockholders acting in concert would be in the position to influence corporate policy, particularly where any such policy could have a detrimental effect on THLi or GECC or others of the public stockholders. These factors may have the effect of delaying, deferring or preventing a change in control of the Company.

       POSSIBLE LIMIT ON USE OF OPERATING LOSS CARRYFORWARDS RESULTING FROM CHANGE IN Control As of December 26, 1999, the Company had approximately $45 million of federal net operating loss carryforwards including approximately $11 million which is currently limited by Section 382 and other provisions of the Internal Revenue Code of 1986, as amended. Also, Section 382 would further limit the Company's use of its operating loss carryforwards if the cumulative ownership change during any three-year period exceeds 50%. As a result of transactions occurring through December 26, 1999, the Company experienced a cumulative ownership change of approximately 42% as defined in Section 382. However, after giving effect to the issuance of Series A Convertible Preferred Stock on January 18, 2000, the cumulative ownership change increased to approximately 45.9% at that date. These factors may have the effect of delaying, deferring or preventing a use of some of the net operating loss carryforwards of the Company.

        MARKET FOR THE COMPANY'S COMMON STOCK; POTENTIAL VOLATILITY OF STOCK PRICE. The Company's common stock began trading on the American Stock Exchange on March 31, 1998. Prior to that date the Company's common stock traded on the Nasdaq SmallCap Market. There can be no assurances as to the extent or nature of the market for the Company's common stock (which is generally thinly traded) or as to the price at which the Company's common stock will trade. The market price of the Company's Common stock may be significantly affected by various factors such as quarterly variations in the Company's operating results, changes in revenue growth rates for the Company as a whole or for specific geographic areas or products, earnings estimates or changes in estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. Further, there have been periods of extreme volatility in the stock market that, in many cases, were unrelated to the operating performance of, or announcements concerning, the issuers of the affected securities. General market declines or volatility in the future could adversely affect the price of the common stock. There can be no assurance that the common stock will maintain its current market price. Short-term trading strategies of certain investors can have a significant effect on the price of specific securities.

        MAINTAINING LISTING ON AMERICAN STOCK EXCHANGE. The Company has traded on the American Stock Exchange (the "AMEX") since March 31, 1998. The AMEX has notified the Company that because of its losses in the last five fiscal years it falls below the continued listing standards of the AMEX, and its continued listing is being reviewed. (The Company had a five-year history of losses at the time of its original listing.) The AMEX has the discretion to continue listing the Company or to delist it. Based on the January 2000 financing, which strengthened the Company's general financial position, and on the improvement in the Company's financial results since it was first admitted to listing on the AMEX, the Company has requested that the AMEX continue to list the Company's shares for trading. If the Company's common stock were to be removed from listing on the AMEX, it is possible that any alternative listing may result in a reduction in the trading price of the Company's common stock, and the Company's stockholders may find it harder to sell their shares.

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

        In January 2000, the Company designated 450,000 of its authorized shares of preferred stock as Series A Convertible Preferred Stock. 380,000 shares of the Series A Convertible Preferred Stock were sold to raise capital for the Company and not to discourage any takeover effort. However, the Series A Convertible Preferred Stock has features that in some circumstances could discourage a takeover. In particular, Series A Convertible Preferred Stock will be redeemable at its original issue price on any change in control, which would include a merger or sale of the corporation, and the Company may not merge with or be acquired by another company without the approval of holders of 66 2/3% of the Series A Convertible Preferred Stock.

        As a result of the above transaction, there remains issuable by the Board of Directors of the Company 286,667 shares of Preferred Stock without further stockholder approval.

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

       ABSENCE OF DIVIDENDS. The Company has not paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. Furthermore, Common Stock dividends are subject to limitations and restrictions under the terms of the Company's indebtedness to various institutional lenders, including a prohibition on the payment of dividends without the prior written consent of the lenders.

       No cash dividend is payable on the Company's Series A Convertible Preferred Stock that was issued in January 2000.


ITEM 2.     PROPERTIES

        The Company maintains its administrative offices and manufacturing plant in a leased 250,000 sq. ft. facility at 200 North Berry Street, Brea, California. The lease has a remaining term of nine years with four five-year options and grants the Company certain options to purchase the facility. The Company also leases approximately 275,000 sq. ft. for warehouse and distribution facilities. The Company leases all its retail showrooms with rents either fixed or with fixed minimums coupled with contingent rents based on the Consumer Price Index or a percentage of sales. The Company's 91 showrooms occupy approximately 1,090,000 sq. ft. of selling space.


ITEM 3.     LEGAL PROCEEDINGS

        On May 27, 1994, the Company was served with a complaint in the case captioned Miriam Brown v. Mr. Coffee, inc. et al. (Civil Action No. 13531), in the Delaware Court of Chancery, New Castle County. The complaint names the Company, Mr. Coffee and certain individuals including Jean R. Perrette and Kenneth W. Keegan, both former directors and officers of the Company, as defendants in a purported class action lawsuit. The complaint alleges that the individuals named as co-defendants breached their fiduciary duties as directors of Mr. Coffee by, among other things, their alleged efforts to entrench themselves in office and prevent Mr. Coffee's public shareholders from maximizing the value of their holdings, engaging in plans and schemes unlawfully to thwart offers and proposals from third parties, and approving or causing the Company and others to agree to vote in favor of a merger with Health o meter Products, Inc. The Company is alleged to have participated in and advanced the alleged breaches. The plaintiff originally sought to enjoin the merger; however, plaintiff withdrew such action and the merger was completed in August 1994. The Company and the Mr. Coffee directors filed motions to dismiss the complaint on August 11, 1994. On October 9, 1996, the plaintiff filed a second amended complaint. All defendants subsequently joined in filing a motion to dismiss the complaint. The Court dismissed the action without prejudice on November 22, 1999.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        On March 31, 1998, the Company's common stock began trading on the American Stock Exchange under the ticker symbol KFI. Prior to that date the Company's common stock traded on the Nasdaq SmallCap Market under the ticker symbol SOFA. The following table sets forth the high and low per share prices for the Company's Common Stock for each quarter during the 1999 and 1998 fiscal years.

                          1999                   1998
                     ----------------      ----------------
Quarter              High        Low       High        Low
                     -----      -----      -----      -----
First .........      $1.81      $1.00      $4.44      $2.43
Second ........       3.44       1.12       4.12       1.50
Third .........       2.38       1.25       1.75       0.69
Fourth* .......       2.00       0.75       1.94       0.94


       *Fourth quarter of 1999 represents 8 weeks ended December 26, 1999.


        As of March 27, 2000, there were approximately 334 holders of record of the Company's common stock. The Company has paid no dividends to date and does not expect to do so in the foreseeable future.

        SALE OF THE COMPANY'S SERIES A CONVERTIBLE PREFERRED STOCK. On January 14, 2000, the Company sold 280,000 shares of its Series A Convertible Preferred Stock (the "Series A Preferred") and sold an additional 100,000 shares on January 19, 2000. The purchase price of the Series A Preferred was $50 per share, for an aggregate purchase price of $19,000,000. The Company sold the Series A Preferred directly, without the services of an underwriter, in a private placement made in reliance on Rule 506 of Regulation D under the Securities Act of 1933. All of the purchasers were accredited investors within the meaning of Regulation D. The Company received net proceeds of approximately $18,700,000 after expenses related to the placement.

        Each share of Series A Preferred is convertible into approximately 45.45 shares of the Company's common stock at the conversion rate of $1.10 per share of common stock. The Company does not have sufficient authorized common stock to permit the conversion of the Series A Preferred. Once the additional common stock is authorized by the stockholders, holders of the Series A Preferred will have the right to convert their shares into common stock at any time. The Series A Preferred will be converted automatically into common stock if the Company completes a public offering of its shares with gross proceeds in excess of $25,000,000, and at a price per share of Common Stock of at least $3.30. The Series A Preferred will also be converted automatically if holders of 66 2/3% of the Series A Preferred agree to do so.

ITEM 6.     SELECTED FINANCIAL DATA

        The following data as of and for the forty-seven week transition period ended December 26, 1999 and the fiscal years ended January 31, 1999 and February 1, 1998 has been derived from consolidated financial statements appearing elsewhere herein that have been audited by Arthur Andersen LLP, independent public accountants. The following data as of February 2, 1997 and January 28, 1996 and for the years ended February 2, 1997 and January 28, 1996 has been derived from audited consolidated financial statements not included herein. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                         Forty-Seven
                                             Week
                                         Transition
                                           Period                                     Fiscal Year Ended
                                            Ended             ------------------------------------------------------------------
                                         December 26,        January 31,        February 1,       February 2,        January 28,
                                            1999(2)            1999(2)            1998(2)            1997(2)            1996(2)
                                           ---------          ---------          ---------          ---------          ---------
                                                                       (in thousands except per share data)
RESULTS OF OPERATIONS:
  Net sales                                $ 130,310          $ 130,447          $ 115,201          $ 112,737          $ 122,319
  Gross profit                                70,074             69,460             59,048             56,247             62,467
  Loss from operations                        (6,655)            (2,534)            (5,709)           (12,447)            (9,388)
                                           ---------          ---------          ---------          ---------          ---------
  Net loss                                 $  (9,435)         $  (5,134)         $  (7,480)         $ (13,389)         $  (8,715)
                                           ---------          ---------          ---------          ---------          ---------
  Loss per share                           $   (0.43)         $   (0.24)         $   (0.39)         $   (1.28)         $   (2.21)
                                           =========          =========          =========          =========          =========
  Number of shares used in computing
      loss  per share(1)                      22,009             21,490             19,021             10,445              3,950
                                           =========          =========          =========          =========          =========



                                  December 26,    January 31,    February 1,    February 2,   January 28,
                                      1999           1999          1998           1997           1996
                                    --------       --------      --------       --------       --------
                                                               (in thousands)
BALANCE SHEET DATA:
  Total assets                      $ 57,761       $ 52,506      $ 45,312       $ 43,087       $ 46,866
  Inventories                         25,289         20,413        16,013         14,013         14,627
  Working capital (deficiency)        (1,596)         2,858          (922)        (2,182)        (6,878)
  Intangible assets                   13,112         14,261        15,557         16,890         18,236
  Short-term debt                        491            542            22             41             19
  Long-term debt                      23,346         17,990        13,731          6,306          5,584
  Stockholders' equity                 4,265         12,229         9,892         15,543         13,985


(1) Per share amounts are calculated in accordance with SFAS No. 128 and represent basic and diluted per share amounts. See Note 1 to the Consolidated Financial Statements.

(2) In January 2000, the Company changed its fiscal year from the Sunday closest to January 31 to the Sunday closest to December 25. The fiscal years ended January 31, 1999, February 1, 1998 and January 28, 1996 are 52-week periods and the fiscal year ended February 2, 1997 is a 53-week period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

        The Company has reported losses from operations in each of its past five fiscal periods. As a result of such losses, the Company had an accumulated deficit of $56,399,000 at December 26, 1999.

        In 1997, management implemented a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, opening new showrooms both in existing and new markets and closing underperforming showrooms. To date, 38 showrooms have been remodeled, 25 showrooms have been opened, and 14 showrooms have been closed. In the opinion of management, this plan is expected to ultimately return the Company to profitability; however, there can be no assurance that the Company will achieve profitability.

        On January 4, 2000, the Company's Board of Directors voted to change its fiscal year end to the Sunday closest to December 25, effective as of December 26, 1999. Accordingly, all references to fiscal 1999 refer to the forty-seven week transition period ended December 26, 1999.

        As more fully described in Note 10 to the Consolidated Financial Statements, on January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock, net proceeds from which totaled $18,700,000. Management believes this investment will more rapidly enable the Company to leverage its considerable manufacturing and distribution assets by becoming a leading retail e-Commerce provider in custom upholstered furniture while also providing B2B solutions for other furniture e-tailers and independent furniture retailers served by Internet alliance customers; however, there can be no assurance that the Company will be successful in this regard.

        Management believes that the Company has sufficient capital to fund its plan to remodel showrooms and open new showrooms throughout fiscal 2000 as well as to support the launch of its business-to-business and e-Commerce initiatives; however, if this proves not to be the case, the Company will need to obtain additional capital and there can be no assurance that any additional equity or debt financing will be available or available on terms acceptable to the Company. The Company's long-term success is dependent upon management's ability to successfully execute its plans and, ultimately, to achieve sustained profitable operations.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal cash needs are for funding capital expenditures to open new showrooms and remodel existing showrooms; for manufacturing samples of upholstered furniture for display in its new and existing showrooms as well as to purchase merchandise from other manufacturers that complement the upholstered furniture manufactured and displayed by the Company; for funding capital expenditures related to the improvement and maintenance of its management information systems; and to fund the development and deployment of the Company's e-Commerce strategy. The cash required for funding production and fulfillment of customer orders is typically provided by the Company's customers from a deposit made at the time an order is placed. Beginning in fiscal 2001, the Company will also require capital to make the scheduled principal payments on its subordinated notes.

        In March 1999, the Company's existing revolving line of credit with Congress Financial Corporation (Western) was amended (the "Revolving Credit Facility") to increase the maximum commitment available from $10 million to $15 million, subject to borrowing base limitations, and to extend the maturity date to March 31, 2002. The Revolving Credit Facility accrues interest at a rate of prime plus a margin ranging from .5% to 1% based upon the Company's performance and is secured by substantially all of the Company's assets. As of December 26, 1999, the Company had unused borrowing capacity of approximately $2.2 million under the terms of its Revolving Credit Facility.

        Under the terms of the agreements related to the Company's subordinated notes, as well as under the terms of the Revolving Credit Facility, the Company is required to maintain certain financial covenants and is prohibited from incurring additional indebtedness from third parties.

        In recent periods, the Company has incurred additional debt and raised equity capital to cover operating deficits; to finance the remodeling and expansion of its showrooms; and fund the costs related to the upgrade of its management information systems presently underway. In fiscal 2000, management plans to add approximately sixteen to twenty additional showrooms, at an aggregate cost of approximately $3.6 million. In addition, current plans call for the closing of approximately six showrooms in fiscal 2000.

Management expects to fund such capital expenditures by internally generated cash and by borrowings under the Company's Revolving Credit Facility.

        During fiscal 1999, the Company committed itself to a consulting agreement and capital leases that will enable it to upgrade its management information systems infrastructure. Fiscal 2000 capital expenditures related to this project presently are estimated at $1.7 million.

        Management believes that the Company has sufficient capital to fund its plan to open new showrooms and remodel existing showrooms throughout fiscal 2000; continue to fund the costs related to the upgrade of its management information systems; as well as to support the launch of its business-to-business and e-Commerce initiatives; however, if this proves not to be the case, the Company will need to obtain additional capital and there can be no assurance that any additional equity or debt financing will be available or available on terms acceptable to the Company. The Company's long-term success is dependent upon management's ability to successfully execute its plans and, ultimately, to achieve sustained profitable operations.

        The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to December 26, 1999 are approximately as follows:
$491,000 in 2000, $3,552,000 in 2001, $16,828,000 in 2002, $5,013,000 in 2003,
and $13,000 in 2004. Management anticipates such payments will be made out of operating cash flow, draws under the Revolving Credit Facility or through refinancing.

        As of December 26, 1999, the Company had cash and cash equivalents of $80,000. Cash flow activity for the fiscal years ended December 26, 1999, February 1, 1998 and February 2, 1997 is presented in the Consolidated Statements of Cash Flows.

        1999 Cash Flow During fiscal 1999, cash and cash equivalents remained unchanged. Operating activities used net cash of $1,070,000, principally from a cash loss from operations of $5,030,000, an increase in inventory of $4,876,000, and a decrease in customer deposits of $701,000, offset in part by an increase in accounts payable and accrued liabilities of $8,615,000 and a decrease in accounts receivable of $624,000. The increase in inventory is due to a combination of higher levels of finished goods required in part by the addition of new showrooms and the Company's decision to increase the amount of raw materials as a contingency for unforeseen Y2K problems. Investing activities during the period included capital expenditures of $4,189,000 which was used primarily to open thirteen new showrooms and to fund capital requirements of the ongoing upgrade of the management information systems infrastructure. Financing activities during the period consisted of net borrowings of $5,662,000 on the Company's Revolving Credit Facility, proceeds of $102,000 from the exercise of certain warrants for common stock, offset by $505,000 of principal payments on other indebtedness. Management plans to continue its strategy of adding new showrooms. The Company expects to fund the related expenditures from internally generated cash; from a portion of the proceeds of the Series A Convertible Preferred Stock issued in January 2000; and from borrowings under the Company's Revolving Credit Facility. The Company expects to incur costs of approximately $3.6 million related to this program in fiscal 2000.

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

                                  Forty-Seven
                                     Week
                                   Transition       Fiscal Year Ended
                                  Period Ended  -------------------------
                                  December 26,  January 31,   February 1,
                                      1999          1999          1998
                                  ------------  -----------   -----------
Net sales                            100.0%        100.0%        100.0%
Cost of sales                         46.2          46.8          48.7
                                    ------        ------        ------
Gross profit                          53.8          53.2          51.3
                                    ------        ------        ------
Operating expenses:
    Selling                           50.6          47.2          47.4
    General and administrative         7.6           7.2           7.9
    Amortization of goodwill           0.7           0.8           0.9
                                    ------        ------        ------
                                      58.9          55.2          56.2
                                    ------        ------        ------
Loss from operations                  (5.1)         (2.0)         (4.9)
Interest expense                      (2.2)         (2.0)         (1.5)
                                    ======        ======        ======
Net loss                              (7.3)%        (4.0)%        (6.4)%
                                    ======        ======        ======


STORE (SHOWROOM) DATA

                                              Forty-Seven
                                                 Week
                                               Transition       Fiscal Year Ended
                                              Period Ended  -------------------------
                                              December 26,  January 31,   February 1,
                                                  1999          1999          1998
                                              ------------  -----------   -----------
Stores open at beginning of period                 88            81            82
Stores opened during period                        13             8             1
Stores closed during period                        10             1             2
                                               ------        ------        ------
Stores open at end of period                       91            88            81
Average sales per showroom(1) (in 000's)       $1,452        $1,548        $1,422

Comparable store sales increase(2)(3)             4.1%          9.8%          2.7%



(1) Based upon the weighted average number of stores open during the period indicated.

(2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.

(3) The comparable store sales increase for the forty-seven weeks ended December 26, 1999 is calculated based on a comparison to the forty-seven weeks ended December 27, 1998.



47 WEEK TRANSITION PERIOD ENDED DECEMBER 26, 1999 AS COMPARED TO 52 WEEKS ENDED JANUARY 31, 1999 (FISCAL 1998)

        Net Sales. Net sales for the forty-seven week transition period ended December 26, 1999 were $130,310,000 compared with $130,447,000 for fiscal 1998
(fifty-two weeks). Sales for the comparable forty-seven week period in fiscal 1998 totaled $116,692,000. The increase in sales of $13,618,000 or 11.7%, as compared to the equivalent period in the prior fiscal year, was due principally to management's continuing strategy of opening new showrooms in existing markets, developing new products, increasing the promotion and sale of accessories, and fine tuning the marketing and sales promotion program. Comparable store sales increased 4.1% for the forty-seven week transition period ended December 26, 1999.

         Gross Profit. Gross profit was 53.8% of net sales in the forty-seven week transition period ended December 26, 1999 compared with 53.2% of net sales in fiscal 1998. The increase in gross profit was primarily the result of several factors including higher retail prices, improved efficiency in factory operations, reduced discounting, negotiated reductions in raw material prices and new product acceptance by customers partially offset by an increase to the reserve for sales returns and allowances.

         Selling Expenses. Selling expenses were $65,941,000 or 50.6% of net sales for the forty-seven week transition period ended December 26, 1999 and were $61,544,000 or 47.2% of net sales in fiscal 1998. Selling expenses were $55,230,000 or 47.3% for the comparable forty-seven week period in fiscal 1998. The increase in selling expenses as a percentage of net sales for the forty-seven week periods was due primarily to higher charges recorded for closing 10 stores in fiscal 1999 and for six stores to be closed in fiscal 2000; higher advertising expenses from the use of more color circulars in fiscal 1999 compared to the prior year; and higher financing costs in connection with the Company's advertising strategy. While not having a significant effect on selling expenses as a percentage of sales, occupancy costs and payroll costs rose in fiscal 1999 compared to the comparable forty-seven week period in fiscal 1998 as a result of opening thirteen new showrooms and closing ten older showrooms.

        General and Administrative Expenses. General and administrative expenses for the forty-seven week transition period ended December 26, 1999 were $9,853,000 or 7.6% of net sales compared to $9,430,000 or 7.2% of net sales, for fiscal 1998. General and administrative expenses for the comparable forty-seven week period in fiscal 1998 totaled $8,412,000 or 7.2% of the related sales. The increase in general and administrative expenses of $1,441,000, for fiscal 1999 as compared to the equivalent period in fiscal 1998 was due primarily to higher payroll costs.

         Interest Expense. Interest expense, including amortization of debt discounts and deferred financing costs, for the forty-seven week transition period ended December 26, 1999 increased by $247,000 over fiscal 1998 or $517,000 over the forty-seven week period ended December 27, 1998. The increase was due primarily to higher average revolving debt outstanding and higher interest rates on this debt and to a lesser extent by additional amortization of the debt discount attributable to the vesting of a performance warrant recorded in the third and fourth quarters of fiscal 1999 (see Note 3). Amortization of debt discounts and deferred financing costs for the forty-seven week transition period ended December 26, 1999 and fiscal 1998, totaled $836,000 and $805,000, respectively.

        Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the forty-seven week transition period ended December 26, 1999 or fiscal 1998 due to uncertainties regarding the realization of deferred tax assets available.

        As of December 26, 1999 the Company has federal net operating loss carryforwards of approximately $45 million which begin to expire in 2003, if not utilized. As a result of various equity transactions, one of the Company's subsidiaries has experienced a change of ownership in 1993, as defined in the Internal Revenue Code. As a result of this ownership change and other provisions of the Internal Revenue Code, utilization of approximately $11 million of these net operating loss carryforwards is limited to the future income of one of the Company's subsidiaries. In addition, the current year's net operating loss is subject to certain restrictions as a result of the change of fiscal year. As of December 26, 1999, approximately $17 million of the loss carryforwards were restricted. In addition, the Company had state net operating loss carryforwards of approximately $32 million, which begin to expire in the year beginning December 27, 1999, if not utilized.

        Net Loss. As a result of the above factors, the net loss was $9,435,000 for the forty-seven week transition period ended December 26, 1999, compared to a net loss of $5,134,000 for fiscal 1998. Net loss per share in the 1999 period was $0.43 based on 22,009,000 shares outstanding. In fiscal 1998 the net loss per share was $0.24 based on 21,490,000 weighted average shares outstanding. The net loss for the forty-seven weeks ended December 27, 1998 was $4,922,000 and the related net loss per share was $0.23 based on 21,446,000 weighted average shares outstanding.


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

         Selling Expenses. Selling expenses were $61,544,000 or 47.2% of net sales in fiscal 1998 and were $54,596,000 or 47.4% of net sales in fiscal 1997. The increase of $6,948,000 in selling expenses was primarily due to a combination of higher sales volume and the opening of eight new showrooms in fiscal 1998.

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

YEAR 2000

        The Company undertook many actions intended to assure that its computer systems and other equipment were capable of functioning in, and processing for, periods for the Year 2000 and beyond. These actions were generally described in the Company's report on Form 10-Q for the quarter ended October 31, 1999. The Company implemented a program to address, on a timely basis, "Year 2000 Readiness" (the need for computer applications and other systems used by the Company to function in and after the Year 2000 and to recognize and properly perform date sensitive functions involving dates after December 31, 1999).

        As of March 30, 2000, the Company has not experienced any material consequences of failure of Year 2000 Readiness, either by the Company, its suppliers, or its customers. However, Year 2000 Readiness has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances could still not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 ready.

        The Company's Year 2000 costs were approximately $7,500.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS Nos. 133 and 137 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.


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

        For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company has managed its exposure to changes in interest rates by issuing part of its debt with fixed interest rates and part with variable interest rates. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $127,000.

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

                                      2000          2001           2002          2003            2004        Thereafter       Total
                                  ----------     ----------     ----------     ----------     ----------     ----------     -------
Fixed Rate Subordinated Notes              -     $    3,000     $    4,000     $    5,001              -              -     $12,001
    Average interest rate                  -           9.50%          9.50%          9.50%             -              -           -
Variable Rate Notes                        -              -         12,655              -              -              -     $12,655
    Average interest rate                  -              -            9.0%             -              -              -           -
Fixed Rate Other Notes Payable    $      491     $      552     $      173     $       12     $       13     $       95     $ 1,336
    Average interest rate               9.30%          9.50%           8.5%           9.0%           9.0%           9.0%          -


                                    Fair Value
                                    ----------
Fixed Rate Subordinated Notes         $12,001
    Average interest rate                   -
Variable Rate Notes                   $12,655
    Average interest rate                   -
Fixed Rate Other Notes Payable        $ 1,336
    Average interest rate                   -


        The Company does not believe that the future market rate risks related to the above securities will have a material impact on the Company or the results of its future operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 14 herein.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

        The information required by Items 10 through 13 of this Part is incorporated by reference to the Company's Proxy Statement, under the captions "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", "Compensation of Executive Officers" and "Certain Relationships and Related Transactions", which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held in May, 2000.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                    Page No.
Report of Arthur Andersen LLP, Independent Public Accountants                         25

Consolidated Balance Sheet at December 26, 1999 and January 31, 1999                  26

Consolidated Statement of Operations for the forty-seven week transition period ended December 26, 1999, and fiscal years ended January 31, 1999 and
    February 1, 1998                                                                  27

Consolidated Statement of Stockholders' Equity for the forty-seven week transition period ended December 26, 1999, and fiscal year ended January 31,
    1999 and February 1, 1998                                                         28

Consolidated Statement of Cash Flows for forty-seven week transition period ended December 26, 1999, and fiscal years ended January 31, 1999 and
     February 1, 1998                                                                 29

Notes to Consolidated Financial Statements                                            30

Schedule II- Valuation and Qualifying Accounts                                        43

Schedules I, III, IV, and V have been omitted since they are not applicable

(a) (3) EXHIBITS

3.1     Certificate of Incorporation.(1)

3.1(a) Certificate of Amendment of Certificate of Incorporation dated November 28, 1994.(5)

3.1(b) Certificate of Amendment of Certificate of Incorporation dated August 1, 1995.(6)

3.1(c) Certificate of Amendment of Certificate of Incorporation dated June 7,1996.(7)

3.1(d) Certificate of Amendment of Certificate of Incorporation dated August 1, 1996.(7)

3.2     By Laws.(16)

4.1     Certificate of Designations of Preferred Stock.(4)

10.1    1994 Directors Stock Option Plan.(16)

10.2    1990 Employees Stock Option Plan.(16)

10.3    1997 Stock Incentive Plan.(9)

10.4 Form of Securities Purchase Agreement between the Company, GECC and certain other stockholders of the Company dated as if August 26, 1996.(8)

10.5    Form of $5,000,000 10% Subordinated Pay-In-Kind Note due August 31,
        2001.(8)

10.6 Form of Warrant to Purchase 1,400,000 Shares of Common Stock.(8) 10.7 Form of Securities Purchase Agreement between the Company and Certain Stockholders dated as of August 26, 1996.(8)

10.8 Supplemental Securities Purchase Agreement among Krause's Furniture, Inc., General Electric Corporation and Japan Omnibus Ltd., dated as of August 14, 1997.(12)

10.9 Letter agreement dated August 14, 1997 regarding Permal Group shares.(12)

10.10 Letter agreement dated August 14, 1997 regarding warrant dilution provisions.(12)

10.11 Amendment to the Supplemental Securities Purchase Agreement among Krause's Furniture, Inc., General Electric Corporation and Japan Omnibus Ltd., dated as of March 31, 1999.(16)

10.12 Amendment to the Supplemental Securities Agreement by and among Krause's Furniture, Inc., General Electric Capital Corporation and Japan Omnibus Ltd., dated December 14, 1999.(16)

10.13 Agreement by and among Krause's Furniture, Inc., General Electric Capital Corporation, and Japan Omnibus Ltd., dated January 11, 2000.(16)

10.14 Series A Convertible Preferred Stock Securities Purchase Agreement, dated as of January 11, 2000.(18)

10.15 Amended and Restated Registration Rights Agreement by and among Krause's Furniture, Inc.(18)

10.16 Amended and Restated Stockholders Agreement by and among Krause's Furniture, Inc. And the Stockholders Listed on the Signature Pages Thereof, dated as of January 14, 2000.(18)

10.17   Employment agreement with Philip M. Hawley.(8)

10.18 First amendment to employment agreement between Krause's Furniture, Inc. And Philip M. Hawley.

10.19 Loan and Security Agreement dated January 20, 1995 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(3)

10.20 Guarantee dated January 20, 1995 by Krause's Furniture, Inc. to Congress Financial Corporation (Western).(3)

10.21 First Amendment to Loan and Security Agreement dated as of May 10, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(6)

10.22 Second Amendment to Loan and Security Agreement dated as of August 26, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(14)

10.23 Third Amendment to Loan and Security Agreement dated as of November 25, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(14)

10.24 Amended and Restated Subordination Agreement dated as of August 26, 1996 by and between Congress Financial Corporation (Western) and Krause's Furniture, Inc.(14)

10.25 Fourth Amendment to Loan and Security Agreement dated as of August 14, 1997 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(12)

10.26 Fifth Amendment to Loan and Security Agreement dated as of December 11, 1997 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(15)

10.27 Sixth Amendment to Loan and Security Agreement dated as of March 15, 1999 by and between Congress Financial Corporation (Western) and Krause's Custom Crafted Furniture Corp. and Castro Convertible Corporation.(16)

10.28 Letter agreement between Krause's Furniture, Inc. and Congress Financial Corporation (Western).(12)

10.29 Seventh Amendment to Loan and Security Agreement dated as of August 23, 1999 by and between Congress Financial Corporation (Western) and Krause's Custom Crafted Furniture Corp. and Castro Convertible Corporation.(17)

10.30 Eighth Amendment to Loan and Security Agreement, by and between Congress Financial Corporation (Western), Krause's Custom Crafted Furniture Corp and its wholly owned subsidiary, Castro Convertible Corporation, dated as of December 15, 1999.(18)

10.31 Amendment to Eighth Amendment to Loan and Security Agreement, by and between Congress Financial Corporation (Western), and Krause's custom Crafted Furniture, Inc., dated December 22, 1999.(18)

10.32 First Amendment to Amended and Restated Subordination Agreement, dated as of December 15, 1999, by and between Congress Financial Corporation (Western) and Krause's Furniture, Inc.(18)

21      Subsidiaries.

23.1    Consent of Arthur Andersen LLP, Independent Public Accountants

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

(12) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 14, 1997 (File No. 0-17868).

(13) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of December 17, 1997 (File No. 0-17868).

(14) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated May 2, 1997 (File No. 0-17868).

(15) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 30, 1998 (File No. 0-17868).

(16) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 23, 1999 (File No. 0-17868).

(17) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of December 15, 1999 (File No. 0-17868).

(18) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of February 4, 2000 (File No. 0-17868).


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

                                               KRAUSE'S FURNITURE, INC.



Date: April 3, 2000             By:    /s/ PHILIP M. HAWLEY
                                       -----------------------------------------
                                       Philip M. Hawley
                                       Chairman of the Board and Chief
                                       Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 3 2000                     /s/ PHILIP M. HAWLEY
                                       -----------------------------------------
                                       Philip M. Hawley
                                       Chairman of the Board and Chief Executive
                                       Officer
                                       (Principal Executive Officer)

Date: April 3, 2000                    /s/ THOMAS M. DELITTO
                                       -----------------------------------------
                                       Thomas M. DeLitto
                                       Director and Vice Chairman of the Board

Date: April 3, 2000                    /s/  ROBERT A. BURTON
                                       -----------------------------------------
                                       Robert A. Burton
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)

Date: April 3, 2000                    /s/  KAMAL G. ABDELNOUR
                                       ----------------------------------------
                                       Kamal G. Abdelnour
                                       Director

Date: April 3, 2000                    /s/  JEFFREY H. COATS
                                       -----------------------------------------
                                       Jeffrey H. Coats
                                       Director

Date: April 3, 2000                    /s/  PETER H. DAILEY
                                       -----------------------------------------
                                       Peter H. Dailey
                                       Director

Date: April 3, 2000                    /s/  JOHN A. GAVIN
                                       -----------------------------------------
                                       John A. Gavin
                                       Director

Date: April 3, 2000                    /s/  GEORGE HASHBARGER
                                       -----------------------------------------
                                       George Hashbarger
                                       Director

          REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Krause's Furniture, Inc.

     We have audited the accompanying consolidated balance sheets of Krause's Furniture, Inc. and subsidiaries as of December 26, 1999 and January 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the forty-seven week transition period ended December 26, 1999, and the years ended January 31, 1999, and February 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Krause's Furniture, Inc. and subsidiaries as of December 26, 1999 and January 31, 1999 and the results of their operations and their cash flows for the forty-seven week transition period ended December 26, 1999, and the years ended January 31, 1999, and February 1, 1998, in conformity with accounting principles generally accepted in the United States.




/s/ ARTHUR ANDERSEN LLP


Orange County, California
April 3, 2000

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                               December 26,   January 31,
                                                                  1999           1999
                                                                --------       --------
                                 ASSETS
Current assets:
    Cash and cash equivalents                                   $     80       $     80
    Accounts receivable, net of allowance of $197 ($180 at
        January 31, 1999)
        for doubtful accounts                                        569          1,193
    Inventories                                                   25,289         20,413
    Prepaid expenses                                                 656          1,465
                                                                --------       --------
        Total current assets                                      26,594         23,151

Property, equipment, and leasehold improvements, net              15,592         13,066
Goodwill, net                                                     12,412         13,346
Leasehold interests, net                                             700            915
Other assets                                                       2,463          2,028
                                                                --------       --------
                                                                $ 57,761       $ 52,506
                                                                ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $ 14,610       $  7,750
    Accrued payroll and related expenses                           2,086          2,502
    Other accrued liabilities                                      6,054          3,849
    Customer deposits                                              4,949          5,650
    Notes payable                                                    491            542
                                                                --------       --------
        Total current liabilities                                 28,190         20,293
                                                                ========       ========

Long-term liabilities:
    Notes payable                                                 23,346         17,990
    Other                                                          1,960          1,994
                                                                --------       --------
        Total long-term liabilities                               25,306         19,984
                                                                --------       --------

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value;
       666,667 shares authorized; no shares outstanding                -              -
    Common stock, $.001 par value; 35,000,000 shares
       authorized; 22,050,328 shares outstanding
       (21,984,428 at January 31, 1999)                               22             22
    Capital in excess of par value                                60,642         59,171
    Accumulated deficit                                          (56,399)       (46,964)
                                                                --------       --------
        Total stockholders' equity                                 4,265         12,229
                                                                --------       --------
                                                                $ 57,761       $ 52,506
                                                                ========       ========

                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      Forty-Seven
                                                     Week Transition       Fiscal Year Ended
                                                      Period Ended    --------------------------
                                                      December 26,    January 31,     February 1,
                                                         1999            1999            1998
                                                       ---------       ---------       ---------
Net sales                                              $ 130,310       $ 130,447       $ 115,201
Cost of sales                                             60,236          60,987          56,153
                                                       ---------       ---------       ---------
Gross profit                                              70,074          69,460          59,048
                                                       ---------       ---------       ---------
Operating expenses:
    Selling                                               65,941          61,544          54,596
    General and administrative                             9,853           9,430           9,141
    Amortization of goodwill                                 935           1,020           1,020
                                                       ---------       ---------       ---------
                                                          76,729          71,994          64,757
                                                       ---------       ---------       ---------
Loss from operations                                      (6,655)         (2,534)         (5,709)

Interest expense                                          (2,831)         (2,584)         (1,723)
Other income (expense)                                        51             (16)            (48)
                                                       ---------       ---------       ---------
Net loss                                               $  (9,435)      $  (5,134)      $  (7,480)
                                                       ---------       ---------       ---------
Basic and diluted loss per share                       $   (0.43)      $   (0.24)      $   (0.39)
                                                       =========       =========       =========
Number of shares used in computing loss per share         22,009          21,490          19,021
                                                       =========       =========       =========

                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                            Capital in
                                                                             Excess of                    Total
                                                     Common Stock               Par      Accumulated   Stockholders'
                                                 Shares         Amount         Value       Deficit        Equity
                                                 --------      --------      --------      --------       --------
Balance at February 2, 1997                        19,021      $     19      $ 49,874      $(34,350)      $ 15,543
Issuance of common stock  purchase warrants             -             -         1,625             -          1,625
Compensation expense on stock option grant              -             -           204             -            204
Net loss                                                -             -             -        (7,480)        (7,480)
                                                 --------      --------      --------      --------       --------
Balance at February 1, 1998                        19,021            19        51,703       (41,830)         9,892
Issuance of common stock for cash,
    net of expenses of $1,625                       2,963             3         7,264             -          7,267
Compensation expense on stock option grant              -             -           204             -            204
Net loss                                                -             -             -        (5,134)        (5,134)
                                                 --------      --------      --------      --------       --------
Balance at January 31, 1999                        21,984            22        59,171       (46,964)        12,229
Stock purchase warrants exercised                      66             -           102             -            102
Vesting of common stock  purchase warrants              -             -         1,250             -          1,250
Compensation expense on stock option grant              -             -           119             -            119
Net loss                                                -             -             -        (9,435)        (9,435)
                                                 --------      --------      --------      --------       --------
Balance at December 26, 1999                       22,050      $     22      $ 60,642      $(56,399)      $  4,265
                                                 ========      ========      ========      ========       ========



                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         Forty-Seven
                                                        Week Transition       Fiscal Year Ended
                                                         Period Ended     --------------------------
                                                         December 26,     January 31,     February 1,
                                                            1999             1999            1998
                                                           ---------       ---------       ---------
Cash flows from operating activities:
Net loss                                                   $  (9,435)      $  (5,134)      $  (7,480)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                             3,021           3,019           2,431
     Other non-cash charges                                    1,384           1,266           1,243
   Change in assets and liabilities:
     Accounts receivable                                         624             (45)            (28)
     Inventories                                              (4,876)         (4,400)         (2,000)
     Prepaid expenses and other assets                           298            (359)            283
     Accounts payable and accrued liabilities                  8,615            (151)            753
     Customer deposits                                          (701)            229            (200)
                                                           ---------       ---------       ---------
            Net cash used by operating activities             (1,070)         (5,575)         (4,998)
                                                           ---------       ---------       ---------

Cash flows from investing activities:
    Capital expenditures                                      (4,189)         (5,727)         (3,521)
                                                           ---------       ---------       ---------
            Net cash used by investing activities             (4,189)         (5,727)         (3,521)
                                                           ---------       ---------       ---------
Cash flows from financing activities:
    Proceeds from long-term borrowings                       149,575         157,316         145,458
    Principal payments on long-term borrowings              (144,418)       (154,117)       (137,250)
    Proceeds from issuance of common stock                         -           7,267               -
    Proceeds from exercise of stock purchase warrants            102               -               -
                                                           ---------       ---------       ---------
            Net cash provided by financing activities          5,259          10,466           8,208
                                                           ---------       ---------       ---------
Net decrease in cash                                               -            (836)           (311)
Cash and cash equivalents at beginning of period                  80             916           1,227
                                                           ---------       ---------       ---------
Cash and cash equivalents at end of period                 $      80       $      80       $     916
                                                           =========       =========       =========

Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                               $   1,995       $   1,752       $     754
  Noncash investing and financing activities:
    Capital lease obligations incurred                           597             850               -
    Vesting of common stock purchase warrants                  1,250               -           1,625



                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

        The consolidated financial statements include the accounts of Krause's Furniture, Inc., (the "Company") and its wholly owned subsidiaries, including the Company's principal subsidiary, Krause's Custom Crafted Furniture Corp. ("Krause's"). In January 2000, the Company changed its fiscal year from the Sunday closest to January 31 to the Sunday closest to December 25. All references to fiscal 1999 refer to the current year transition period which includes the forty-seven week transition period ended December 26, 1999. The fiscal years ended January 31, 1999 (fiscal 1998) and February 1, 1998 (fiscal
1997) are 52-week periods. All significant intercompany transactions and balances have been eliminated. Certain prior year items have been changed to conform to current year presentation.

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


Business

        Krause's manufactures made-to-order sofas, sofabeds, loveseats and chairs, and sells these products through its own chain of retail showrooms and Contract Division. In addition, the Company also purchases for sale certain merchandise that is complementary to its manufactured merchandise. As of December 26, 1999 there were 91 Company-owned showrooms, all of which are leased, located in 12 states. The Company's manufacturing facility and 41 showrooms are located in California.


Cash and cash equivalents

        Cash and cash equivalents include cash on hand, cash in money market accounts and certificates of deposit with original maturities of less than three months, carried at cost, which approximates fair value.


Fair values of financial instruments

        Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity. The fair values of the secured revolving credit note, the subordinated notes (when considering equity instruments related thereto), and other notes are based on borrowing rates currently available to the Company for loans with similar terms or maturity and approximate the carrying amounts reflected in the accompanying consolidated financial statements.


Cash Management

        The Company has a cash management program that processes cash receipts and provides for centralized cash disbursements using certain zero-balance disbursement accounts. At December 26, 1999 and January 31, 1999, such negative cash balances total approximately $1.5 million and $.3 million, respectively, and are included in accounts payable. Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                                   December 26,    January 31,
                                                       1999           1999
                                                      -------       -------
                                                         (in thousands)
           Manufactured finished goods                $ 7,991       $ 8,263
           Finished goods purchased from others        10,370         7,729
           Work in progress
                                                          180            47
           Raw materials
                                                        6,748         4,374
                                                      -------       -------
                                                      $25,289       $20,413
                                                      =======       =======

Closed store expenses

        Future expenses, such as rent and real estate taxes, net of estimated sublease recovery, and remaining net-book-value of fixed assets, relating to closed showrooms are charged to operations upon a formal decision to close the showroom. Closed store expenses were $1,255,000, $422,000, and $115,000, for fiscal 1999, 1998 and 1997, respectively, and are included in selling expenses in the accompanying statements of operations.


Property, equipment and leasehold improvements

        Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the term of the lease. Depreciation and amortization expense was $1,831,000 in fiscal 1999, $1,633,000 in fiscal 1998, and $1,099,000 in fiscal 1997. Property, equipment and leasehold improvements are summarized as follows:

                                                   December 26,     January 31,
                                                       1999            1999
                                                     --------        --------
                                                          (in thousands)
Leasehold improvements                               $ 16,649        $ 14,038
Construction in progress                                3,642           2,490
Machinery and equipment                                 1,983           1,919
Office and store furniture                                978             873
                                                     --------        --------
                                                       23,252          19,320
Less accumulated depreciation and amortization         (7,660)         (6,254)
                                                     --------        --------
                                                     $ 15,592        $ 13,066
                                                     ========        ========


Goodwill

        Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over 20 years. Accumulated amortization amounted to $7,915,000 as of December 26, 1999 and $6,980,000 as of January 31, 1999.

        Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon its analysis, management believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill exists at December 26, 1999. The Company's analysis at December 26, 1999 is based on an estimate of future undiscounted cash flows using forecasts contained in the Company's operating plan. Should the results of the operating plan not be achieved, future analyses may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long-lived assets, in which case the carrying value of such assets should be written down to fair value. The Company's historical results of operations and its cash flows in fiscal years 1999, 1998 and 1997 indicate that it is at least reasonably possible that such circumstances could arise in fiscal 2000.


Leasehold interests

        Leasehold interests represent the present value of the excess of fair market value lease rates on certain retail facility leases as compared to the stated lease rates contained in the leases as determined at the date the leases were acquired. Amortization of leasehold interests is on a straight-line basis over the remaining lease terms. Accumulated amortization amounted to $2,622,000 as of December 26, 1999 and $2,407,000 as of January 31, 1999.


Revenue recognition

        Sales are recorded when goods are delivered to the customer. The Company provides for estimated customer returns and allowances by reducing sales or by a charge to operations, as appropriate, in the period of the sale.


Advertising expenses

        Advertising costs, which are principally newspaper ads, mail inserts, color circulars and radio spots, are charged to expense as incurred. Advertising expenses in the fiscal years ended December 26, 1999, January 31, 1999 and February 1, 1998 were $13,457,000, $12,272,000 and $11,758,000, respectively.


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


Comprehensive Income

        There are no differences between the Company's net loss, as reported, and comprehensive loss as defined, for the periods presented as of December 26, 1999.



Segment Reporting

        The Company has also adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1998. The Company believes it currently operates in only one business segment.


Pre-Opening Costs

        During the first quarter of fiscal 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5 "Reporting on the Costs of Start-Up Activities." This Statement provides guidance on the financial reporting of start-up costs and organization costs. The Company adopted this SOP in fiscal 1998 and it did not materially impact the Company's Consolidated Financial Statements.


Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS Nos. 133 and 137 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.


Loss per share

        Loss per share for fiscal 1999, 1998 and 1997 was computed based on the weighted average number of common shares outstanding during each period since common stock equivalents were antidilutive.

        The Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share". This statement requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Because the impact of stock options, warrants and deferred stock units totaling 5,620,728 were antidilutive, there is no difference between the loss per share amounts computed for basic and diluted purposes.


Credit risk

        Finance options are offered to customers through non-affiliated third parties, at no material risk to the Company. Non-financed retail consumer receivables are collected during the normal course of operations. There is no significant concentration of credit risk and credit losses have been minimal.



2.  OPERATIONS

        The Company has reported losses from operations in each of its past five fiscal periods. As a result of such losses, the Company had an accumulated deficit of $56,399,000 at December 26, 1999.

        In 1997, management implemented a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, opening new showrooms both in existing and new markets and closing underperforming showrooms. To date, 38 showrooms have been remodeled, 25 showrooms have been opened, and 14 showrooms have been closed.

        As more fully described in Note 10, on January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock, net proceeds from which totaled $18,700,000; of this amount, $10,000,000 is restricted to the development and implementation of its internet business initiatives. Management believes this investment will more rapidly enable the Company to leverage its considerable manufacturing and distribution assets by becoming a leading retail e-Commerce provider in custom upholstered furniture while also providing business-to-business solutions for other furniture e-retailers and independent furniture retailers served by internet alliance customers; however, there can be no assurance that the Company will be successful in this regard.

        Management believes that the Company has sufficient capital to fund its plan to remodel showrooms and open new showrooms throughout fiscal 2000, as well as to support the launch of its business-to-business and e-Commerce initiatives; however, if this is not the case, the Company will need to obtain additional capital and there can be no assurance that any additional equity or debt financing will be available or available on terms acceptable to the Company. The Company's long-term success is dependent upon management's ability to successfully execute its plans and, ultimately, to achieve sustained profitable operations. In the opinion of management, the plans discussed above are expected to ultimately return the Company to profitability; however, there can be no assurance that the Company will achieve profitability.



3.  NOTES PAYABLE

        Notes payable consist of the following:

                                                                  December 26,     January 31,
                                                                      1999            1999
                                                                    --------        --------
                                                                         (in thousands)
        Secured revolving credit notes                              $ 12,655        $  6,992
        Subordinated notes payable to shareholders, unsecured         12,001          12,001
        Unamortized debt discount, net of accumulated
           amortization of $2,120,000 at December 26, 1999
           and $1,320,000 at January 31, 1999                         (2,155)         (1,705)

        Other notes                                                    1,336           1,244
                                                                    --------        --------
                                                                      23,837          18,532
        Less current portion                                             491             542
                                                                    --------        --------
                                                                    $ 23,346        $ 17,990
                                                                    ========        ========


        The secured revolving credit notes were issued under a revolving credit agreement, which was most recently amended March 31, 2000, (the "Revolving Credit Facility") between Krause's and a financial institution that expires March 2002. The Revolving Credit Facility provides for revolving loans of up to $15 million, based on the value of eligible inventories. Available borrowing capacity under the terms of the Revolving Credit Facility at December 26, 1999 was $2,177,000. Substantially all of Krause's assets are pledged as collateral for the loan that is guaranteed by the Company. Interest on the loan is payable monthly at a margin ranging from .5% to 1.0% in excess of the prime rate (8.50% at December 26, 1999) which margin varies depending on the Company's performance.

        The subordinated notes payable to shareholders, which bear interest at 9.5% per annum, were issued pursuant to a Supplemental Securities Purchase Agreement which was most recently amended April 3, 2000 (the "Agreement").
The Agreement provides, among other things, that if no dividends have been paid on the Company's Series A Convertible Preferred Stock (Note 10), the Company may elect to defer interest payments on the subordinated notes payable to shareholders for any period of time beginning December 1, 1999 and ending on or prior to December 31, 2000. If the Company elects to defer any such interest, the holders of the subordinated debt may elect to receive the deferred interest either in cash at the June 30, 2003 final maturity or in shares of Series A Convertible Preferred Stock at $50 per share on December 31, 2000. Repayment of principal is scheduled in quarterly payments commencing March 31, 2001 with the final payment due June 30, 2003; a previous agreement provided for quarterly payments of principal commencing April 30, 2000 with the final payment due July 30, 2002. The Agreement also requires the Company to pay 50% of its quarterly excess cash flow from retail operations, as defined in the Agreement, up to a maximum of $4 million and apply it to principal in the inverse order of scheduled principal payments.

        Concurrent with the 1996 sale of its subordinated notes, the Company issued to the note holders warrants to purchase an aggregate of 2,700,000 shares of common stock. The fair value of the warrants, which totals $3,025,000, was reflected in the consolidated financial statements as a discount on the subordinated notes and an increase in capital in excess of par value; such discount is being amortized to interest expense using the effective interest method over the term of the notes. Also, concurrent with the 1997 sale of certain of its subordinated notes, the Company issued to the note holders warrants to purchase an aggregate amount of up to 1,000,000 shares of the Company's common stock which warrants were completely or partially cancellable depending upon the Company achieving certain performance targets in 1999. The performance targets were not met, and the warrants vested at an estimated fair value of $1,250,000. This value has been reflected in the consolidated financial statements as a discount on the subordinated notes and an increase in capital in excess of par value; such discount is being amortized to interest expense using the effective interest method over the remaining term of the notes.

        Pursuant to the terms of the Agreement and the Revolving Credit Facility, the Company and Krause's are required to maintain certain financial ratios and minimum levels of net worth and working capital. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of December 26, 1999, the Company and Krause's were in compliance with the terms and conditions of these agreements.

        The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to December 26, 1999, are approximately as follows:
$491,000 in 2000, $3,552,000 in 2001, $16,828,000 in 2002, $5,013,000 in 2003,
and $13,000 in 2004.

4.  INCOME TAXES

        Income tax benefits differ from the amounts computed by applying the federal statutory rate of 34% to the loss before income taxes, as follows:

                                                         Forty-Seven
                                                        Week Transition       Fiscal Year Ended
                                                         Period Ended     --------------------------
                                                         December 26,     January 31,     February 1,
                                                            1999             1999            1998
                                                        ---------------   -----------     -----------
                                                                        (in thousands)
           Tax at federal statutory rate                   $(3,208)      $(1,745)         $(2,543)
           Goodwill amortization                                319           347              347
           State income tax, net of federal benefit           (438)         (280)            (390)
           Other                                                826           245             (75)
           Adjustment of valuation allowance                  2,501         1,433            2,661
                                                          ---------     ---------        ---------
                                                                 $-            $-               $-
                                                          =========     =========        =========


        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                               December 26,    January 31,
                                                                  1999            1999
                                                               ------------    -----------
                                                                      (in thousands)
Deferred tax liabilities                                              $-             $-
Deferred tax assets:
   Net operating loss carryforwards                               16,916         15,043
   Reserves and accruals not currently deductible for
     tax purposes                                                  3,322          2,694

                                                                 -------        -------
   Total deferred tax assets                                      20,238         17,737
   Valuation allowance for deferred tax assets                   (20,238)       (17,737)
                                                                 -------        -------
   Net deferred tax assets                                             -              -
                                                                 -------        -------
Net deferred taxes                                                    $-             $-
                                                                 =======        =======


        The change in the valuation allowance was a net increase of $2,501,000 for the fiscal year ended December 26, 1999, and a net increase of $1,433,000 for the fiscal year ended January 31, 1999. The valuation allowance was increased since the realization of net deferred tax assets is uncertain.

        As of December 26, 1999 the Company has federal net operating loss carryforwards of approximately $45 million which begin to expire in 2003, if not utilized. As a result of various equity transactions, one of the Company's subsidiaries has experienced a change of ownership in 1993, as defined in the Internal Revenue Code. As a result of this ownership change and other provisions of the Internal Revenue Code, utilization of approximately $11 million of these net operating loss carryforwards is limited to the future income of one of the Company's subsidiaries. In addition, the current year's net operating loss subject to certain restrictions as a result of the change of fiscal year. As of December 26, 1999, approximately $17 million of the loss carryforwards were limited. In addition, the Company had state net operating loss carryforwards of approximately $32 million, which begin to expire in the year beginning December 27, 1999, if not utilized.


5.   STOCKHOLDERS' EQUITY

        In April, 1998, the Company completed a public offering of 2,963,889 shares of its common stock at a price of $3.00 per share. Proceeds of the offering totaled $7,267,000 after deducting underwriters' fees and offering expenses. The purpose of this offering was to fund the remodeling of the Company's existing showrooms, to fund the opening of new showrooms, and for general corporate purposes.

        During 1999, warrants to purchase 65,900 shares of common stock were exercised at a price of $1.55 per share, and, at December 26, 1999, the Company had warrants outstanding to purchase an aggregate amount of 2,712,045 shares of common stock. Of these warrants, 1,400,000 have an exercise price of $0.001 and expire in 2006, 1,300,000 have an exercise price of $1.25 and expire in 2006, and the balance of 12,045 have an exercise price of $1.32 and expire in 2005. The warrants generally provide for certain anti-dilution adjustments. In addition, in connection with the 1997 sale of certain of its subordinated notes to shareholders, the Company issued a warrant to such shareholders to purchase an aggregate amount of 1,000,000 shares of common stock at a price of $0.01 per share; such warrant was completely or partially cancellable depending upon the Company achieving certain performance targets in 1999. The performance targets were not met, and the warrant vested for the full 1,000,000 shares and is exercisable through August, 2006.

        The Company also has 85,225 shares of common stock issuable upon payment of deferred stock units and options outstanding to purchase an additional 2,823,458 shares of common stock.

        As of December 26, 1999, 6,025,728 shares of the Company's authorized common stock are reserved for issuance upon exercise of warrants and stock options (see Note 6) and upon payment of deferred stock units. At its annual meeting in May, 2000, the Company will request shareholder approval to increase the number of authorized common shares so as to provide for the conversion of its Series A Convertible Preferred Stock (see Note 10) .


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

        In August 1996, the Company awarded the Chief Executive Officer of the Company an option to purchase 1,234,000 shares of common stock at an exercise price of $1.00 per share with vesting over three years. Compensation expense was recorded in the amount of $119,000, $204,000 and $204,000 in fiscal 1999, 1998 and 1997, respectively, based upon the vesting provisions and the market value of the stock on the date of grant.

        Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1999, 1998 and 1997; risk-free interest rates of 5.46%, 5.67% and 6.28%, dividend yields of 0% for all periods, volatility factors of the expected market price of the Company's common stock of 84%, 80% and 82%; and a weighted-average life of the options of 7.0 years for all periods.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except for per share information):

                                     1999            1998             1997
                                   --------        --------        ---------
Pro forma net loss                 $(10,180)       $ (5,564)       $  (7,700)
Pro forma net loss per share       $  (0.46)       $  (0.26)       $   (0.40)


        As of December 26, 1999, under all option plans, a total of 3,228,458 shares of common stock are reserved for future issuance, options to purchase 2,823,458 shares of common stock were outstanding, options to purchase 1,803,458 were exercisable, at a weighted average exercise price of $1.37, and options for 405,000 shares were available for future grants.

        The following table reflects option activity and related exercise prices, actual and weighted average, under all stock option plans from February 2, 1997 to December 26, 1999.

                                                                           Weighted
                                            Number of       Actual         Average
                                             Options       Exercise        Exercise
                                                            Price           Price
                                            ---------    ------------    ------------
Outstanding February 2, 1997                1,722,457     $ .78-$7.13           $1.35
Granted                                       417,000     $      1.56           $1.56
Forfeited                                    (95,499)     $2.16-$7.13           $3.54
                                            ---------
Outstanding February 1, 1998                2,043,958     $ .78-$6.38           $1.29
Granted                                       165,000     $      3.25           $3.25
Forfeited                                       (500)     $      3.18           $3.18
                                            ---------
                                            ---------
Outstanding January 31, 1999                2,208,458     $ .78-$6.38           $1.44
Granted                                       680,000     $1.44-$3.00           $1.90
Forfeited                                    (65,000)     $1.56-$3.25           $1.97
                                            ---------
Outstanding December 26, 1999               2,823,458     $ .78-$6.38           $1.48
                                            =========


        The weighted average grant date fair value of options granted during fiscal 1999 and 1998, for options where the exercise price on the date of grant was equal to the stock price on that date, was $1.14 and $2.62, respectively.



        The following table reflects the weighted average exercise price of options outstanding, weighted average remaining contractual life of options outstanding, number of shares exercisable and the weighted average exercise price of exercisable options as of December 26, 1999.


                                                    Weighted                          Weighted
                                                     Average                       Average Exercise
  Number of         Actual          Weighted        Remaining         Number of        Price of
   Options         Exercise         Average        Contractual         Options       Exercisable
 Outstanding     Price Range     Exercise Price       Life           Exercisable       Options
-------------   --------------   ----------------  ----------------  ------------  -----------------
    2,359,000     $0.78-$1.62         $1.26           7.0 years        1,609,000         $1.13
      464,458     $1.88-$6.38         $2.94           8.7 years          194,458         $3.38
-------------                                                          ---------
    2,823,458     $0.78-$6.38         $1.48           7.3 years        1,803,458         $1.37
=============                                                          =========


7.    RETIREMENT PLAN

        The Company has a 401(k) retirement plan to which eligible employees may contribute up to 18% of their annual earnings. At its discretion the Company matches employees' contributions. The Company's contributions were not significant for fiscal 1999, 1998 or 1997.


8.   COMMITMENTS AND CONTINGENCIES

Leases

        The Company and its subsidiaries lease production, office and retail facilities and equipment under operating leases. Lease terms range from three to 25 years and most leases contain renewal options and certain leases contain purchase options. The Company's administrative offices and manufacturing facilities lease has a remaining term of nine years with four five-year renewal options. Retail showrooms are all leased with rents either fixed or with fixed minimums coupled with contingent rents based on the Consumer Price Index or a percentage of sales.

        Commitments as of December 26, 1999 under operating leases require approximate future minimum annual rental payments as follows:

                                     Total
      Fiscal Year               (in thousands)
                                --------------
          2000                      $20,830
          2001                       20,009
          2002                       18,267
          2003                       16,002
          2004                       13,641
          Thereafter                 52,293
                                   ========
                                   $141,042
                                   ========


       Total rent expense under all operating leases was approximately $16,318,000, $17,278,000 and $15,456,000 for the fiscal 1999, 1998 and 1997, respectively.


Litigation

       The Company and its subsidiaries are also parties to various legal actions and proceedings incident to normal business activity. Management believes that any liability in the event of final adverse determination of any of these matters would not be material to the Company's consolidated financial position, liquidity or results of operations.


9.      MAJOR SUPPLIERS

       During fiscal 1999, the Company's 10 largest suppliers accounted for 60.3% of its aggregate purchases. Two suppliers represented approximately 12.4% and 10.1% of aggregate purchases for fiscal 1999.

10.     SUBSEQUENT EVENT

        On January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock at a price of $50.00 per share. Proceeds from the private placement totaled $18,700,000 after deducting legal fees and related expenses. Pursuant to the terms of a Securities Purchase Agreement between the Company and the purchasers of the Series A Convertible Preferred Stock, the Company and the purchasers have agreed that $10 million of the proceeds will be used to launch the Company's business to business and e-Commerce activities, including commerce related to transactions on the internet, and that the balance of the proceeds will be used to pay down debt, to fund the opening of new showrooms, and for general corporate purposes.

        Each share of Series A Convertible Preferred Stock is convertible into approximately 45.45 shares of common stock at any time at the option of the holder; has voting rights equal to approximately 45.45 shares of common stock; has certain redemption features; and does not pay a dividend. Conversion is mandatory upon the occurrence of a qualified public offering, as defined. In the event of a voluntary or involuntary liquidation, the holders of the Series A Convertible Preferred Stock have, as to any distribution of assets, a preference to the holders of common stock in an amount aggregating $19 million. Holders of the Series A Convertible Preferred Stock may not request redemption prior to January, 2005, except in the event of a change in control of the Company or a default, prior to January, 2002, under the Securities Purchase Agreement; an event of default includes the Company's failure to receive approval of the Board of Directors of its e-Commerce business plan and its failure to use $10 million of proceeds from the private placement for its e-Commerce business plan. The redemption price of the Series A Convertible Preferred Stock is equal to $50.00 per share. The Company has no right to call or redeem any shares of the Series A Convertible Preferred Stock.

11.     RESULTS FOR FORTY-SEVEN WEEKS ENDED DECEMBER 27, 1998 (UNAUDITED)

        The results for the forty-seven weeks ended December 27, 1998 are as follows (in thousands):

Net sales                                               $ 116,692
Cost of sales                                              54,705
                                                        ---------
Gross profit                                               61,987

Operating expenses:
    Selling                                                55,230
    General and administrative                              8,412
    Amortization of goodwill                                  935
                                                        ---------
                                                           64,577
                                                        ---------

Loss from operations                                       (2,590)

Interest expense                                           (2,314)
Other expense                                                 (18)
                                                        ---------

Net loss                                                $  (4,922)
                                                        =========

Basic and diluted loss per share                        $   (0.23)

Number of shares used in computing loss per share          21,446

          REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Krause's Furniture, Inc.


       We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Krause's Furniture, Inc. as of December 26, 1999 and January 31, 1999 and for the forty-seven week transition period ended December 26, 1999, and the years ended January 31, 1999 and February 1, 1998, included in this Form 10-K and have issued our report thereon dated April 3, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP




Orange County, California
April 3, 2000

                            KRAUSE'S FURNITURE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           FORTY-SEVEN WEEK TRANSITION PERIOD ENDED DECEMBER 26, 1999
          AND FISCAL YEARS ENDED JANUARY 31, 1999 AND FEBRUARY 1, 1998

                                               Additions
                                 Balance       Charged to     Charged                        Balance
       Allowance for            Beginning       Cost and      to Other                         End
     Doubtful Accounts          of Period       Expenses      Accounts      Deductions(a)    of Period
----------------------------  --------------  -------------  -----------   -------------   -------------
Forty-Seven Week                   $180,367       $199,000       $-          $182,116       $197,251
Transition Period Ended
December 26, 1999
Fiscal 1998                         163,924        286,000        -           269,557        180,367
Fiscal 1997                         326,807        180,736        -           343,619        163,924



(a)    Represents accounts written off.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------

3.1     Certificate of Incorporation.(1)

3.1(a) Certificate of Amendment of Certificate of Incorporation dated November 28, 1994.(5)

3.1(b) Certificate of Amendment of Certificate of Incorporation dated August 1, 1995.(6)

3.1(c) Certificate of Amendment of Certificate of Incorporation dated June 7,1996.(7)

3.1(d) Certificate of Amendment of Certificate of Incorporation dated August 1, 1996.(7)

3.2     By Laws.(16)

4.1     Certificate of Designations of Preferred Stock.(4)

10.1    1994 Directors Stock Option Plan.(16)

10.2    1990 Employees Stock Option Plan.(16)

10.3    1997 Stock Incentive Plan.(9)

10.4 Form of Securities Purchase Agreement between the Company, GECC and certain other stockholders of the Company dated as if August 26, 1996.(8)

10.5    Form of $5,000,000 10% Subordinated Pay-In-Kind Note due August 31,
        2001.(8)

10.6 Form of Warrant to Purchase 1,400,000 Shares of Common Stock.(8) 10.7 Form of Securities Purchase Agreement between the Company and Certain Stockholders dated as of August 26, 1996.(8)

10.8 Supplemental Securities Purchase Agreement among Krause's Furniture, Inc., General Electric Corporation and Japan Omnibus Ltd., dated as of August 14, 1997.(12)

10.9 Letter agreement dated August 14, 1997 regarding Permal Group shares.(12)

10.10 Letter agreement dated August 14, 1997 regarding warrant dilution provisions.(12)

10.11 Amendment to the Supplemental Securities Purchase Agreement among Krause's Furniture, Inc., General Electric Corporation and Japan Omnibus Ltd., dated as of March 31, 1999.(16)

10.12 Amendment to the Supplemental Securities Agreement by and among Krause's Furniture, Inc., General Electric Capital Corporation and Japan Omnibus Ltd., dated December 14, 1999.(16)

10.13 Agreement by and among Krause's Furniture, Inc., General Electric Capital Corporation, and Japan Omnibus Ltd., dated January 11, 2000.(16)

10.14 Series A Convertible Preferred Stock Securities Purchase Agreement, dated as of January 11, 2000.(18)

10.15 Amended and Restated Registration Rights Agreement by and among Krause's Furniture, Inc.(18)

10.16 Amended and Restated Stockholders Agreement by and among Krause's Furniture, Inc. And the Stockholders Listed on the Signature Pages Thereof, dated as of January 14, 2000.(18)

10.17   Employment agreement with Philip M. Hawley.(8)

10.18 First amendment to employment agreement between Krause's Furniture, Inc. And Philip M. Hawley.

10.19 Loan and Security Agreement dated January 20, 1995 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(3)

10.20 Guarantee dated January 20, 1995 by Krause's Furniture, Inc. to Congress Financial Corporation (Western).(3)

10.21 First Amendment to Loan and Security Agreement dated as of May 10, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(6)

10.22 Second Amendment to Loan and Security Agreement dated as of August 26, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(14)

10.23 Third Amendment to Loan and Security Agreement dated as of November 25, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(14)

10.24 Amended and Restated Subordination Agreement dated as of August 26, 1996 by and between Congress Financial Corporation (Western) and Krause's Furniture, Inc.(14)

10.25 Fourth Amendment to Loan and Security Agreement dated as of August 14, 1997 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(12)

10.26 Fifth Amendment to Loan and Security Agreement dated as of December 11, 1997 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(15)

10.27 Sixth Amendment to Loan and Security Agreement dated as of March 15, 1999 by and between Congress Financial Corporation (Western) and Krause's Custom Crafted Furniture Corp. and Castro Convertible Corporation.(16)

10.28 Letter agreement between Krause's Furniture, Inc. and Congress Financial Corporation (Western).(12)

10.29 Seventh Amendment to Loan and Security Agreement dated as of August 23, 1999 by and between Congress Financial Corporation (Western) and Krause's Custom Crafted Furniture Corp. and Castro Convertible Corporation.(17)

10.30 Eighth Amendment to Loan and Security Agreement, by and between Congress Financial Corporation (Western), Krause's Custom Crafted Furniture Corp and its wholly owned subsidiary, Castro Convertible Corporation, dated as of December 15, 1999.(18)

10.31 Amendment to Eighth Amendment to Loan and Security Agreement, by and between Congress Financial Corporation (Western), and Krause's custom Crafted Furniture, Inc., dated December 22, 1999.(18)

10.32 First Amendment to Amended and Restated Subordination Agreement, dated as of December 15, 1999, by and between Congress Financial Corporation (Western) and Krause's Furniture, Inc.(18)

21      Subsidiaries.

23.1    Consent of Arthur Andersen LLP, Independent Public Accountants

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

(12) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 14, 1997 (File No. 0-17868).

(13) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of December 17, 1997 (File No. 0-17868).

(14) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated May 2, 1997 (File No. 0-17868).

(15) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 30, 1998 (File No. 0-17868).

(16) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 23, 1999 (File No. 0-17868).

(17) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of December 15, 1999 (File No. 0-17868).

(18) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of February 4, 2000 (File No. 0-17868).