Form 10-Q
period 2000-03-26
KRAUSES FURNITURE INC
filed 2000-05-05
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2000

                                       or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

As of April 27, 2000 the Registrant had 22,050,328 shares of common stock outstanding.

                                      INDEX


                                                                           Page
                                                                           ----
PART I  FINANCIAL INFORMATION

Item 1.        Financial Statements

               - Consolidated balance sheet (unaudited)                        3

               - Consolidated statement of operations (unaudited)              4

               - Consolidated statement of cash flows (unaudited)              5

               - Notes to consolidated financial statements (unaudited)    6 - 8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9 - 14

Item 3.        Market Risk                                                    14



PART II OTHER INFORMATION

Item   1.      Legal Proceedings                                              15

Item   2       Changes in Securities and Use of Proceeds                      15

Item   3       Defaults Upon Senior Securities                                15

Item   4.      Submission of Matters to a Vote of Security Holders            15

Item   5.      Other Information                                              15

Item   6.      Exhibits and Reports on Form 8-K                               15


               SIGNATURES                                                     17

PART I, ITEM 1

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             March 26,    December 26,
                                                               2000           1999
                                                             --------       --------
                                                           (unaudited)

                                                ASSETS
Current assets:
    Cash and cash equivalents                                $ 10,829       $     80
    Accounts receivable, net of allowance of $250
       for doubtful accounts ($197 at December 26, 1999)        1,228            569

    Inventories                                                24,922         25,289
    Prepaid expenses                                              890            656
                                                             --------       --------
        Total current assets                                   37,869         26,594

Property, equipment, and leasehold improvements, net           16,265         15,592
Goodwill, net                                                  12,157         12,412
Leasehold interests, net                                          644            700
Other assets                                                    2,522          2,463
                                                             --------       --------
                                                             $ 69,457       $ 57,761
                                                             ========       ========

  LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $  9,273       $ 14,610
    Accrued payroll and related expenses                        2,786          2,086
    Other accrued liabilities                                   5,492          6,054
    Customer deposits                                           7,393          4,949
    Notes payable                                                 416            491
                                                             --------       --------
        Total current liabilities                              25,360         28,190
                                                             --------       --------

Long-term liabilities:
    Notes payable                                              21,301         23,346
    Other                                                       2,010          1,960
                                                             --------       --------
        Total long-term liabilities                            23,311         25,306
                                                             --------       --------

Commitments and contingencies

Mandatorily redeemable preferred stock, $.001 par
    value, 450,000 designated, 380,000 shares
    outstanding; redemption value $50 per share                18,700             --

Stockholders' equity:
    Convertible preferred stock, $.001 par value;
        666,667 shares authorized, 450,000 designated;
        380,000 shares outstanding                                 --             --
    Common stock, $.001 par value; 35,000,000 shares
        authorized, 22,050,328 shares outstanding
        (22,050,328 at December 26, 1999)                          22             22

    Capital in excess of par value                             63,233         60,642
    Accumulated deficit                                       (61,169)       (56,399)
                                                             --------       --------
        Total stockholders' equity                              2,086          4,265
                                                             --------       --------
                                                             $ 69,457       $ 57,761
                                                             ========       ========

                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                        Thirteen Weeks Ended
                                                      -----------------------
                                                      March 26,      March 28,
                                                         2000          1999
                                                      --------       --------
Net sales                                             $ 39,017       $ 34,934
Cost of sales                                           17,577         16,110
                                                      --------       --------
Gross profit                                            21,440         18,824

Operating expenses:
Selling                                                 19,638         17,279
General and administrative                               3,076          2,505
Amortization of goodwill                                   255            255
                                                      --------       --------
                                                        22,969         20,039
                                                      --------       --------

Loss from operations                                    (1,529)        (1,215)

Interest, net                                             (635)          (712)
Other income (expense)                                     (15)            10
                                                      --------       --------

Net loss                                              $ (2,179)      $ (1,917)
                                                      ========       ========

Basic and diluted loss per share                      $   (.10)      $   (.09)
                                                      ========       ========


Number of shares used in computing loss per share       22,050         21,984
                                                      ========       ========





                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                             Thirteen Weeks Ended
                                                            -----------------------
                                                            March 26,      March 28,
                                                              2000           1999
                                                            --------       --------
Cash flows from operating activities:
Net loss                                                    $ (2,179)      $ (1,917)
    Adjustments to reconcile net loss to net cash
     provided (used) by
     operating activities:
     Depreciation and amortization                               836            824
     Other non-cash charges                                      310            245
Change in assets and liabilities
     Accounts receivable                                        (659)          (324)
     Inventories                                                 367         (1,486)
     Prepaid expenses and other assets                          (319)           403
     Accounts payable and other liabilities                   (5,148)         1,639
     Customer deposits                                         2,444          2,300
                                                            --------       --------
Net cash provided (used) by operating activities              (4,348)         1,684
                                                            --------       --------

Cash flows from investing activities:
    Capital expenditures                                      (1,295)        (1,177)
                                                            --------       --------
       Net cash used by investing activities                  (1,295)        (1,177)
                                                            --------       --------

Cash flows from financing activities:
    Proceeds from long-term borrowings                        50,007         40,311
    Principal payments on long-term borrowings               (52,315)       (39,749)
    Net proceeds from issuance of mandatorily
     redeemable preferred stock                               18,700             --
                                                            --------       --------
    Net cash provided by financing activities                 16,392            562
                                                            --------       --------

Net increase in cash                                          10,749          1,069
Cash and cash equivalents at beginning of period                  80             80
                                                            --------       --------

Cash and cash equivalents at end of period                  $ 10,829       $  1,149
                                                            ========       ========

Supplemental disclosures of cash flow information-
    Cash paid during the period for interest                $    551       $    519




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

        In January 2000, the Company changed its fiscal year from the Sunday closest to January 31 to the Sunday closest to December 25. This report is for the unaudited first fiscal 2000 quarter ended March 26, 2000. Unaudited operating and cash flow information has been presented for the comparable fiscal 1999 period.

        These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 26, 1999. The results of operations for the thirteen weeks ended March 26, 2000 are not necessarily indicative of results to be expected in future periods.

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


2.      Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                               March 26,        December 26,
                                                 2000              1999
                                               ----------       ------------
                                                     (in thousands)
      Manufactured finished goods                 $ 8,437            $ 7,991
      Finished goods purchased from others         10,608             10,370
      Work in progress                                275                180
      Raw materials                                 5,602              6,748
                                                  -------            -------
                                                  $24,922            $25,289
                                                  =======            =======


3.      Notes Payable

        Notes payable consists of the following:

                                                March 26,    December 26,
                                                  2000          1999
                                                --------       --------
                                                     (in thousands)
Secured revolving credit notes                  $ 10,480       $ 12,655
Subordinated notes payable to shareholders        12,001
                                                                 12,001
Unamortized debt discount, net of
    accumulated amortization of $2,308
    ($2,120 at December 26, 1999)                 (1,967)        (2,155)
Other notes                                        1,203          1,336
                                                --------       --------
                                                  21,717         23,837
Less current portion                                 416            491
                                                --------       --------
                                                $ 21,301       $ 23,346
                                                ========       ========

        The secured revolving credit notes were issued under a revolving credit agreement, which was most recently amended March 31, 2000, (the "Revolving Credit Facility") between Krause's and a financial institution that expires March 2002. The Revolving Credit Facility provides for revolving loans of up to $15 million, based on the value of eligible inventories. Available borrowing capacity under the terms of the Revolving Credit Facility at March 26, 2000 was $3,270,000. Substantially all of Krause's assets are pledged as collateral for the loan that is guaranteed by the Company. Interest on the loan is payable monthly at a margin ranging from .5% to 1.0% in excess of the prime rate (9.00% at March 26, 2000) which margin varies depending on the Company's performance.

        Pursuant to the terms of the agreements related to the subordinated notes and the Revolving Credit Facility, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net worth and working capital. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of March 26, 2000, the Company and Krause's were in compliance with the terms and conditions of these agreements.


4.        Net Loss Per Share

        Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive. There were no differences between basic and diluted loss per share.

5.        Mandatorily Redeemable Preferred Stock

        On January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock at a price of $50.00 per share. Proceeds from the private placement totaled approximately $18,700,000 after deducting legal fees and related expenses. Pursuant to the terms of a Securities Purchase Agreement between the Company and the purchasers of the Series A Convertible Preferred Stock, the Company and the purchasers have agreed that $10 million of the proceeds will be used to launch the Company's business to business and e-Commerce activities, including commerce related to transactions on the internet, and that the balance of the proceeds will be used to pay down debt, to fund the opening of new showrooms, and for general corporate purposes.

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

PART I, ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These statements include those related to the Company's plans for sales through e-Commerce and business-to-business channels; management's strategy for opening new stores, remodeling existing stores and improving the Company's marketing approach; and those related to management's expectation that the Company will achieve profitability. They also include statements throughout the report using such forward-looking terminology as "may," "will," "expect," "anticipate," "continue," "estimate," or the negative of these terms or other comparable terminology. These statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. Among other things,

    o   we lack experience in e-Commerce and business-to-business sales;

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

        In 1997, management implemented a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, opening new showrooms both in existing and new markets and closing underperforming showrooms. To date, 38 showrooms have been remodeled, 29 showrooms have been opened, and 15 showrooms have been closed. In the opinion of management, this plan is expected to ultimately return the Company to profitability; however, there can be no assurance that the Company will achieve profitability.

As more fully described in Note 5 to the Consolidated Financial Statements, on January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock, net proceeds from which totaled $18,700,000; of this amount, $10,000,000 is restricted to the development and implementation of its internet business initiatives. Management believes this investment will more rapidly enable the Company to leverage its considerable manufacturing and distribution assets by becoming a leading retail e-Commerce provider in custom upholstered furniture while also providing business-to-business solutions for other furniture e-retailers and independent furniture retailers served by internet alliance customers; however, there can be no assurance that the Company will be successful in this regard.

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

        In recent periods, the Company has incurred additional debt and raised equity capital to cover operating deficits and to finance the remodeling and expansion of its showrooms. In fiscal 2000, management plans to add approximately sixteen to twenty additional showrooms (of which six have been opened through March 26, 2000), at an aggregate cost of approximately $3.6 million. In addition, current plans call for the closing of approximately six showrooms (of which two have been closed through March 26, 2000) in fiscal 2000. Management expects to fund such capital expenditures by internally generated cash and by borrowings under the Company's Revolving Credit Facility.

        As of March 26, 2000, the Company had cash and cash equivalents of $10,829,000 and unused borrowing capacity under its revolving credit agreement of approximately $3,270,000. Approximately $9,945,000 of the Company's cash and cash equivalents at March 26, 2000 is restricted to the development and implementation of the Company's e-Commerce initiatives. Cash flow activity for the thirteen weeks ended March 26, 2000 and March 28, 1999 is presented in the Consolidated Statement of Cash Flows.


Cash Flow - Thirteen weeks ended March 26, 2000

        During the thirteen weeks ended March 26, 2000, cash and cash equivalents increased by $10,749,000. Operating activities used net cash of $4,348,000, principally from a cash loss from operations of $1,033,000; a decrease in accounts payable and other liabilities of $5,148,000, increases in accounts receivable and prepaid expenses and other assets of $659,000 and $319,000, respectively, offset in part by increased customer deposits of $2,444,000 and a decrease in inventories of $367,000. Investing activities during the period included capital expenditures of $1,295,000 which was used primarily to open six new showrooms and to fund capital requirements of the ongoing upgrade of the management information systems infrastructure. Financing activities during the period consisted principally of net proceeds of $18,700,000 from the sale of 380,000 shares of Series A Convertible Preferred Stock, net payments of $2,175,000 on the Company's Revolving Credit Facility and $133,000 of principal payments on other indebtedness. Management plans to continue its strategy of adding new showrooms in existing and new markets. The Company expects to fund the related expenditures from internally generated cash and from borrowings under the Company's Revolving Credit Facility. The Company expects to incur costs of approximately $3.6 million related to this program in fiscal 2000.


Cash Flow - Thirteen weeks ended March 28, 1999

        During the thirteen weeks ended March 28, 1999, cash and cash equivalents increased by $1,069,000. Operating activities provided net cash of $1,684,000, principally from increases in customer deposits and accounts payable and other liabilities of $2,300,000 and $1,639,000, respectively, and a decrease in prepaid expenses and other assets of $403,000, offset in part by a cash loss from operations of $848,000, and increases in inventories and accounts receivable of $1,486,000 and $324,000, respectively. The increase in inventory was principally due to the Company's decision to expand its accessories business and higher levels of finished goods required in part by the addition of new stores. Investing activities during the period included capital expenditures of $1,177,000. Financing activities during the period consisted of net borrowings of $562,000, primarily under the Company's revolving credit facility.

        RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statement of Operations:

                                             13 Weeks Ended
                                     ------------------------------
                                       March 26,         March 28,
                                         2000              1999
                                     ------------      ------------
Net sales                               100.0%             100.0%
Cost of sales                            45.0               46.1
                                        -----              -----
Gross profit                             55.0               53.9

Operating expenses:
    Selling                              50.3               49.5
    General and administrative            7.9                7.2
    Amortization of goodwill              0.7                0.7
                                        -----              -----
        Total operating expenses         58.9               57.4
                                        -----              -----

Loss from operations                     (3.9)              (3.5)

Interest expense, net                    (1.6)              (2.0)
Other expense                              --                 --
                                        -----              -----

Net loss                                 (5.5%)             (5.5%)
                                        =====              =====


                                           13 Weeks Ended
                                       ------------------------
                                       March 26,      March 28,
Store (Showroom) Data                     2000          1999
---------------------                  ---------     ----------
Stores open at beginning of period           91           85
Stores opened during period                   6            7
Stores closed during period                   2            1
                                           ----         ----
Stores open at end of period                 95           91
Average sales per showroom (1)             $415         $389
Comparable store sales increase (2)         5.8%        13.2%


(1) Based upon the weighted average number of stores open during the period indicated.

(2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.

Thirteen weeks ended March 26, 2000 compared to thirteen weeks ended March 28, 1999

        Net Sales. Net sales for the first quarter of fiscal 2000 were $39,017,000 compared to $34,934,000 for the comparable period of fiscal 1999. The increase in sales was due principally to management's continuing strategy of opening new showrooms in existing and new markets, developing new products, increasing the promotion and sale of accessories, and fine-tuning the marketing and sales promotion program. The overall $4,083,000 increase in net sales is attributable to a $1,857,000 or 5.8% increase in same-store sales, a $4,922,000 increase from new stores and $11,000 of sales from the e-Commerce division offset in part by a decrease of $2,707,000 from closed stores.

        Gross Profit. Gross profit was 55.0% of net sales in the first quarter of fiscal 2000, as compared to 53.9% of net sales for the comparable period of fiscal 1999. The increase in gross profit was primarily the result of higher retail prices, reduced discounting and new product acceptance by customers.

        Selling Expenses. Selling expenses were $19,638,000 or 50.3% of sales in the first quarter of fiscal 2000 compared to $17,279,000 or 49.5% of sales in the same period last year. The increase of $2,359,000 in selling expenses was primarily due to higher variable expenses related to increased sales volume, higher occupancy costs related to having opened four net new stores in the past twelve months, and higher advertising costs as a result of increased use of color circulars. $48,000 of the total increase is related to expenses from the e-Commerce division.

        General and Administrative Expenses. General and administrative expenses increased by $571,000 and as a percentage of sales rose from 7.2% for the quarter ended March 28, 1999 to 7.9% for the quarter ended March 26, 2000. Approximately $173,000 of the total increase is related to expenses for the e-Commerce initiative, consisting primarily of strategy consulting costs, and $163,000 is related to costs incurred in connection with the Company's management information systems conversion. The remainder of the increase is primarily a result of higher payroll costs.

        Interest Expense. Interest expense, including amortization of debt discounts and deferred financing costs, net of interest income, for the quarter ended March 26, 2000 decreased by $77,000 over the same period in the prior fiscal year due primarily to interest income of $111,000 included in the current quarter. Interest income is attributable primarily to the $10 million restricted to the development and implementation of the Company's e-Commerce initiatives. Interest expense consists of the following:

                                        March 26,    March 28,
                                           2000        1999
                                        ---------    ---------
                                           (in thousands)
Interest expense on debt                   $552         $518
Amortization of debt discounts and
     deferred financing costs               194          194
                                           ----         ----
                                            746          712
Interest income                             111           --
                                           ----         ----
Interest expense, net                      $635         $712
                                           ====         ====

        Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the first quarter of fiscal 2000 or fiscal 1999 due to uncertainties regarding the realization of deferred tax assets available.

        Net Loss. As a result of the above factors, the net loss was $2,179,000 for the quarter ended March 26, 2000 as compared to a loss of $1,917,000 in the same period of the prior fiscal year. Net loss per share in the 2000 quarter was $0.10 versus a loss of $0.09 in the same period of fiscal 1999.



PART I, ITEM 3
Market Risk Exposure

        There were no material changes in items affecting market risk. Refer to the Company's Annual Report on Form 10-K for the year ended December 26, 1999 for more detail.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999. There has been no material change.

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

        Each share of Series A Preferred is convertible into approximately 45.45 shares of the Company's common stock at the conversion rate of $1.10 per share of common stock. The Company does not have sufficient authorized common stock to permit the conversion of the Series A Preferred. The stockholders will vote on a proposal to authorize additional common stock for this purpose at the annual meeting on May 17, 2000. Once the additional common stock is authorized by the stockholders, holders of the Series A Preferred will have the right to convert their shares into common stock at any time. The Series A Preferred will be converted automatically into common stock if the Company completes a public offering of its shares with gross proceeds in excess of $25,000,000, and at a price per share of Common Stock of at least $3.30. The Series A Preferred will also be converted automatically if holders of 66 2/3% of the Series A Preferred agree to do so.

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security-Holders
        ---------------------------------------------------
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K filed during the quarter
        ---------------------------------------------------------
        ended March 26, 2000
        --------------------

        (a)    Exhibits

                10.1 Ninth Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Western), Krause's Custom Crafted Furniture Corp. and its wholly owned subsidiary, Castro Convertible Corporation, dated as of March 31, 2000.

                10.2 Agreement by and among Krause's Furniture Inc., General Electric Capital Corporation, and Japan Omnibus Ltd., dated April 3, 2000.

                27.1  Financial Data Schedule (EDGAR version only)

        (b)    Reports on Form 8-K
               The Registrant filed two reports on Form 8-K during the quarter covered by this report.

                1. Form 8-K was filed on January 19, 2000 to report a change in the Company's fiscal year. No financial statements were filed.

                2. Form 8-K was filed on February 4, 2000 to report the sale and issuance of the Company's Series A Convertible Preferred Stock. No financial statements were filed.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KRAUSE'S FURNITURE, INC.
                                            (Registrant)


Date:   May 5, 2000                          /s/ Philip M. Hawley
                                            --------------------------------
                                            Philip M. Hawley
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:   May 5, 2000                          /s/ Robert A. Burton
                                            --------------------------------
                                            Robert A. Burton
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                 EXHIBIT INDEX


    Exhibit
    Number                        Description
    ------                        -----------
     10.1  Ninth Amendment to Loan and Security Agreement by and
           between Congress Financial Corporation (Western), Krause's
           Custom Crafted Furniture Corp. and its wholly owned
           subsidiary, Castro Convertible Corporation, dated as of
           March 31, 2000.

     10.2  Agreement by and among Krause's Furniture Inc., General
           Electric Capital Corporation, and Japan Omnibus Ltd., dated April 3, 2000.

     27.1  Financial Data Schedule (EDGAR version only)