Form 10-Q
period 2000-06-25
KRAUSES FURNITURE INC
filed 2000-08-09
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 25, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

As of August 4, 2000 the Registrant had 22,777,598 shares of Common Stock outstanding.

                                                                        Page
                                                                        ----

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           - Consolidated balance sheet (unaudited)                         3

           - Consolidated statement of operations (unaudited)               4

           - Consolidated statement of cash flows (unaudited)               5

           - Notes to consolidated financial statements (unaudited)     6 - 8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               9 - 15

Item 3.    Market Risk                                                     15

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                               16

Item 2.    Changes in Securities and Use of Proceeds                       16

Item 3.    Defaults Upon Senior Securities                                 16

Item 4.    Submission of Matters to a Vote of Security Holders             16

Item 5.    Other Information                                               17

Item 6.    Exhibits and Reports on Form 8-K                                17

           SIGNATURES                                                      18

PART I, ITEM 1

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      June 25,    December 26,
                                                                                        2000          1999
                                                                                    (unaudited)
                                                                                    -----------   ------------

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                        $ 10,246       $     80
    Accounts receivable, net of allowance
        of $272 for doubtful accounts
        ($197 at December 26, 1999)                                                     1,265            569
    Inventories                                                                        24,536         25,289
    Prepaid expenses                                                                      467            656
                                                                                     --------       --------
        Total current assets                                                           36,514         26,594

Property, equipment, and leasehold improvements, net                                   16,849         15,592
Goodwill, net                                                                          11,902         12,412
Leasehold interests, net                                                                  593            700
Other assets                                                                            4,191          2,463
                                                                                     --------       --------
                                                                                     $ 70,049       $ 57,761
                                                                                     ========       ========

  LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                                 $ 10,689       $ 14,610
    Accrued payroll and related expenses                                                1,907          2,086
    Other accrued liabilities                                                           4,425          6,054
    Customer deposits                                                                   7,524          4,949
    Notes payable                                                                       1,416            491
                                                                                     --------       --------
        Total current liabilities                                                      25,961         28,190
                                                                                     --------       --------

Long-term liabilities:
    Notes payable                                                                      22,982         23,346
    Other                                                                               2,014          1,960
                                                                                     --------       --------
        Total long-term liabilities                                                    24,996         25,306
                                                                                     --------       --------

Commitments and contingencies

Mandatorily redeemable preferred stock, $.001 par value, 450,000 designated,
    394,952 shares outstanding; redemption value $50 per share                         20,396             --

Stockholders' equity (deficit):
    Convertible preferred stock, $.001 par value; 2,666,667 shares authorized,
         450,000 designated; 394,952 shares outstanding                                    --             --
    Common stock, $.001 par value; 100,000,000 shares authorized,
        22,493,509 shares outstanding (22,050,328 at December 26, 1999)                    22             22
    Capital in excess of par value                                                     64,653         60,642
    Accumulated deficit                                                               (65,979)       (56,399)
                                                                                     --------       --------
        Total stockholders' equity (deficit)                                           (1,304)         4,265
                                                                                     --------       --------
                                                                                     $ 70,049       $ 57,761
                                                                                     ========       ========

                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                                       -------------------------        -----------------------
                                                       June 25,        June 27,         June 25,       June 27,
                                                         2000            1999             2000           1999
                                                       --------        --------         --------       --------
Net sales                                              $ 35,299        $ 34,830         $ 74,316       $ 69,764
Cost of sales                                            16,096          15,599           33,673         31,709
                                                       --------        --------         --------       --------
Gross profit                                             19,203          19,231           40,643         38,055

Operating expenses:
    Selling                                              18,663          17,088           38,301         34,367
    General and administrative                            3,347           2,749            6,423          5,254
    Amortization of goodwill                                255             255              510            510
                                                       --------        --------         --------       --------
                                                         22,265          20,092           45,234         40,131
                                                       --------        --------         --------       --------

Loss from operations                                     (3,062)           (861)          (4,591)        (2,076)

Interest expense                                           (823)           (719)          (1,458)        (1,431)
Other income                                                 15              12               --             22
                                                       --------        --------         --------       --------

Net loss                                               $ (3,870)       $ (1,568)        $ (6,049)      $ (3,485)
                                                       ========        ========         ========       ========

Basic and diluted loss per share                       $   (.18)       $   (.07)        $   (.27)      $   (.16)
                                                       ========        ========         ========       ========

Number of shares used in computing loss per share        22,089          21,984           22,070         21,984
                                                       ========        ========         ========       ========

                            See accompanying notes.

                            KRAUSE'S FURNITURE, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       Twenty-Six Weeks Ended
                                                                                    -----------------------------
                                                                                    June 25,             June 27,
                                                                                      2000                 1999
                                                                                    --------             --------
Cash flows from operating activities:
Net loss                                                                            $ (6,049)            $ (3,485)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
      Depreciation and amortization                                                    1,684                1,668
      Other non-cash charges                                                           1,059                  559
   Change in assets and liabilities
      Accounts receivable                                                               (696)                (293)
      Inventories                                                                        753               (2,278)
      Prepaid expenses and other assets                                                   71                 (263)
      Accounts payable and other liabilities                                          (5,675)               1,274
      Customer deposits                                                                2,575                2,371
                                                                                    --------              -------
            Net cash used by operating activities                                     (6,278)                (447)
                                                                                    --------              -------
Cash flows from investing activities:
    Capital expenditures                                                              (2,414)              (1,606)
                                                                                    --------              -------
            Net cash used by investing activities                                     (2,414)              (1,606)
                                                                                    --------              -------
Cash flows from financing activities:
    Proceeds from long-term borrowings                                                92,498               80,590
    Principal payments on long-term borrowings                                       (92,340)             (78,537)
    Net proceeds from issuance of mandatorily redeemable preferred stock              18,700                   --
                                                                                    --------              -------
            Net cash provided by financing activities                                 18,858                2,053
                                                                                    --------              -------
Net increase in cash                                                                  10,166                   --
Cash and cash equivalents at beginning of period                                          80                   80
                                                                                    --------              -------

Cash and cash equivalents at end of period                                          $ 10,246              $    80
                                                                                    ========              =======
Supplemental disclosures of cash flow information -
    Cash paid during the period for interest                                        $    895              $   672
    Issuance of mandatorily redeemable preferred stock to pre-pay
      interest on subordinated debt                                                    2,175                   --
    Conversion of mandatorily redeemable preferred stock to common stock                 480                   --

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

     In January 2000, the Company changed its fiscal year from the Sunday closest to January 31 to the Sunday closest to December 25. This report is for the unaudited second fiscal 2000 quarter ended June 25, 2000. Unaudited operating and cash flow information has been presented for the comparable 1999 period.

     These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 26, 1999. The results of operations for the thirteen and twenty-six weeks ended June 25, 2000 are not necessarily indicative of results to be expected in future periods.

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

2.   Inventories

     Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                             June 25,             December 26,
                                               2000                   1999
                                             --------             ------------
                                                      (in thousands)
Manufactured finished goods                  $  8,320                $ 7,991
Finished goods purchased from others           11,334                 10,370
Work in progress                                  350                    180
Raw materials                                   4,532                  6,748
                                             --------                -------
                                              $24,536                $25,289
                                             ========                =======

3.   Notes Payable

Notes payable consists of the following:

                                                      June 25,      December 26,
                                                        2000           1999
                                                      --------      ------------
                                                            (in thousands)
    Secured revolving credit notes                    $13,001         $12,655
    Subordinated notes payable to shareholders         12,001          12,001
    Unamortized debt discount, net of
        accumulated amortization of $2,523
        ($2,120 at December 26, 1999)                  (1,752)         (2,155)
    Other notes                                         1,148           1,336
                                                      -------         -------
                                                       24,398          23,837
    Less current portion                                1,416             491
                                                      -------         -------
                                                      $22,982         $23,346
                                                      =======         =======

     The secured revolving credit notes were issued under a revolving credit agreement, which was most recently amended March 31, 2000, (the "Revolving Credit Facility") between Krause's and a financial institution that expires March 2002. The Revolving Credit Facility provides for revolving loans of up to $15 million, based on the value of eligible inventories. Available borrowing capacity under the terms of the Revolving Credit Facility at June 25, 2000 was $728,000. Substantially all of Krause's assets are pledged as collateral for the loan that is guaranteed by the Company. Interest on the loan is payable monthly at a margin ranging from .5% to 1.0% in excess of the prime rate (9.50% at June 25, 2000) which margin varies depending on the Company's performance.

     Pursuant to the terms of the agreements related to the subordinated notes and the Revolving Credit Facility, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net worth and working capital. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of June 25, 2000, the Company and Krause's were in compliance with the terms and conditions of the Revolving Credit Facility but were out of compliance with certain of the terms and conditions of the subordinated notes. Subsequent to June 25, 2000, the Company received a waiver of such non-compliance and amendments to future covenants from the holders of the subordinated notes. It is possible the Company may not be in compliance with its loan covenants in the third quarter of fiscal 2000; however, management believes, based upon its historical experience, that it will be able to obtain waivers and/or amendments to the covenants.

4.   Net Loss Per Share

     Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive. There were no differences between basic and diluted loss per share.

5.   Mandatorily Redeemable Preferred Stock

     On January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock at a price of $50.00 per share. Proceeds from the private placement totaled $18,700,000 after deducting legal fees and related expenses. Pursuant to the terms of a Securities Purchase Agreement, between the Company and the purchasers of the Series A Convertible Preferred Stock, the Company and the purchasers have agreed that $10 million of the proceeds will be used to launch the Company's business to business and e-Commerce activities, including commerce related to transactions on the internet, and that the balance of the proceeds will be used to pay down debt, to fund the opening of new showrooms, and for general corporate purposes.

     On May 5, 2000, the Company issued 24,702 shares of Series A Convertible Preferred Stock at a price of $50.00 per share in lieu of cash interest on its subordinated notes covering the thirteen-month period from March 1, 2000 through March 31, 2001. These shares were valued at $2,175,000 based on the market value on May 5, 2000 of the underlying Common Stock. The Company recorded this value as prepaid interest and will amortize it to interest expense using the effective interest method over the remaining life of the subordinated notes.

     Each share of Series A Convertible Preferred Stock is convertible into approximately 45.45 shares of Common Stock at any time at the option of the holder; has voting rights equal to approximately 45.45 shares of Common Stock; has certain redemption features; and does not pay a dividend. Conversion is mandatory upon the occurrence of a qualified public offering, as defined. In the event of a voluntary or involuntary liquidation, the holders of the Series A Convertible Preferred Stock have, as to any distribution of assets, a preference to the holders of Common Stock in an amount aggregating $19,748,000 at June 25, 2000 or $50.00 per outstanding share. Holders of the Series A Convertible Preferred Stock may not request redemption prior to January, 2005, except in the event of a change in control of the Company or a default, prior to January, 2002, under the Securities Purchase Agreement; an event of default includes the Company's failure to receive approval of the Board of Directors of its e-Commerce business plan and its failure to use $10 million of proceeds from the private placement for its e-Commerce business plan. The redemption price of the Series A Convertible Preferred Stock is equal to $50.00 per share. The Company has no right to call or redeem any shares of the Series A Convertible Preferred Stock.

     During the thirteen weeks ended June 25, 2000, holders of 9,750 shares of Series A Convertible Preferred Stock converted their shares into 443,181 shares of Common Stock of the Company.

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

     These risks and the other economic, competitive and other factors noted elsewhere in this Form 10-Q and in filings recently made by the Company with the Securities and Exchange Commission, including the Company's Form 10-K and a Registration Statement on Form S-3, which became effective on May 23, 2000, constitute cautionary statements that identify risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

     In 1997, management implemented a strategic plan for the business which provides, among other things, for remodeling showrooms to provide a more appealing setting for customers, opening new showrooms both in existing and new markets and closing underperforming showrooms. To date, 38 showrooms have been remodeled, 31 showrooms have been opened, and 16 showrooms have been closed. In the opinion of management, this plan is expected to ultimately return the Company to profitability; however, there can be no assurance that the Company will achieve profitability.

         As more fully described in Note 5 to the Consolidated Financial Statements, on January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock, net proceeds from which totaled $18,700,000; of this amount, $10 million is earmarked for the development and implementation of the Company's internet business initiatives. Management believes this investment will more rapidly enable the Company to leverage its considerable manufacturing and distribution assets by becoming a leading retail e-Commerce provider in custom upholstered furniture while also providing business-to-business solutions for other furniture e-retailers and independent furniture retailers served by internet alliance customers; however, there can be no assurance that the Company will be successful in this regard.

     Management believes that the Company will have sufficient capital to fund its operations, remodel showrooms and open new showrooms, pay interest on its debt, and make scheduled repayments of its subordinated notes for the next twelve months as well as to support the launch of its business-to-business and e-Commerce initiatives; however, if this proves not to be the case, the Company will need to obtain additional capital and there can be no assurance that any additional equity or debt financing will be available or available on terms acceptable to the Company. The Company's long-term success is dependent upon management's ability to successfully execute its plans and, ultimately, to achieve sustained profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal cash needs are for funding capital expenditures to open new showrooms and remodel existing showrooms; for manufacturing samples of upholstered furniture for display in its new and existing showrooms as well as to purchase merchandise from other manufacturers that complements the upholstered furniture manufactured and displayed by the Company; for funding capital expenditures related to the improvement and maintenance of its management information systems; to fund the development and deployment of the Company's e-Commerce strategy; and to pay interest on its debt. The cash required for funding production and fulfillment of customer orders is typically provided by the Company's customers from a deposit made at the time an order is placed. Beginning on March 31, 2001 and quarterly thereafter, the Company will also require capital to make the scheduled principal payments on its subordinated notes.

     In recent periods, the Company has incurred additional debt and raised equity capital to cover operating deficits and to finance the remodeling and expansion of its showrooms. On May 5, 2000, the Company and the holders of its subordinated notes exercised their respective options to eliminate cash interest on the subordinated notes for the period March 1, 2000 through March 31, 2001 in exchange for issuance of 24,702 shares of Series A Convertible Preferred Stock. In fiscal 2000, management plans to add approximately sixteen to eighteen additional showrooms (of which eight have been opened through June 25, 2000), at an aggregate cost of approximately $2.7 million. In addition, current plans call for the closing of approximately six showrooms of which three have been closed through June 25, 2000. Management expects to fund such capital expenditures by internally generated cash, by borrowings under the Company's Revolving Credit Facility, and from cash on hand including up to $2.5 million of funds earmarked for the Company's e-Commerce initiatives.

     As of June 25, 2000, the Company had cash and cash equivalents of $10,246,000 and unused borrowing capacity under its revolving credit agreement of approximately $728,000. Approximately $9,633,000 of the Company's cash and cash equivalents at June 25, 2000 was earmarked for the development and implementation of the Company's e-Commerce initiatives. Cash flow activity for the twenty-six weeks ended June 25, 2000 and June 27, 1999 is presented in the Consolidated Statement of Cash Flows.

Cash Flow - Twenty-Six weeks ended June 25, 2000

     During the twenty-six weeks ended June 25, 2000, cash and cash equivalents increased by

$10,166,000. Operating activities used net cash of $6,278,000, principally from a cash loss from operations of $3,306,000; a decrease in accounts payable and other liabilities of $5,675,000, and an increase in accounts receivable of $696,000, all of which were offset in part by increased customer deposits of $2,575,000 and decreases in inventories of $753,000 and prepaid expenses and other assets of $71,000. Investing activities during the period included capital expenditures of $2,414,000 which was used primarily to open eight new showrooms and to fund capital requirements of the ongoing upgrade of the management information systems infrastructure. Financing activities during the period consisted principally of net proceeds of $18,700,000 from the sale of 380,000 shares of Series A Convertible Preferred Stock, net borrowings of $346,000 on the Company's Revolving Credit Facility and $188,000 of principal payments on other indebtedness. Non-cash financing activities included the issuance of 24,702 shares of Series A Convertible Preferred Stock valued at $2,175,000 in payment of interest on subordinated notes for the period from March 1, 2000 through March 31, 2001.

Cash Flow - Twenty-Six weeks ended June 27, 1999

     Cash and cash equivalents at June 27, 1999 did not change. During the twenty-six weeks ended June 27, 1999, operating activities used in net cash of $447,000, principally from a cash loss from operations of $1,258,000 and increases inventories, prepaid expenses and accounts receivable of $2,278,000, $263,000 and $293,000, respectively, all of which were partially offset by increases in customer deposits, and accounts payable and other liabilities of $2,371,000 and $1,274,000, respectively. Investing and financing activities during the period included capital expenditures of $1,606,000 and net borrowings of $2,053,000 primarily from the Company's Revolving Credit Facility.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statement of Operations:

                                              Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                           ---------------------------           --------------------------
                                           June 25,           June 27,           June 25,          June 27,
                                             2000               1999               2000              1999
                                           --------           --------           --------          --------
Net sales                                   100.0%             100.0%             100.0%             100.0%
Cost of sales                                45.6               44.8               45.3               45.5
                                            -----              -----              -----              -----
Gross profit                                 54.4               55.2               54.7               54.5

Operating expenses:
    Selling                                  52.9               49.1               51.5               49.3
    General and administrative                9.5                7.9                8.6                7.5
    Amortization of goodwill                  0.7                0.7                0.7                0.7
                                            -----              -----              -----              -----
                                             63.1               57.7               60.8               57.5
                                            -----              -----              -----              -----

Loss from operations                         (8.7)              (2.5)              (6.1)              (3.0)

Interest expense                             (2.3)              (2.1)              (2.0)              (2.1)
Other income (expense)                         --                 --                 --                 --
                                            -----              -----              -----              -----

Net loss                                    (11.0%)             (4.6%)             (8.1%)             (5.1%)
                                            =====              =====              =====              =====



Store Data                                  Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                         --------------------------              -------------------------
                                         June 25,          June 27,              June 25,         June 27,
                                           2000              1999                  2000             1999
                                         --------          --------              --------         --------
Stores open at beginning of period           95                91                    91               85
Stores opened during period                   2                 1                     8                8
Stores closed during period                   1                 3                     3                4
                                          -----              ----                 -----             ----
Stores open at end of period                 96                89                    96               89
                                          =====              ====                 =====             ====
Average sales per showroom (1)            $ 370              $391                 $ 785             $780
Comparable store sales increase
  decrease) (2)                           (8.0%)              3.3%                 (1.2%)            8.2%

------------------
(1) Based upon the weighted average number of stores open during the period indicated.

(2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.

Thirteen weeks ended June 25, 2000 compared to thirteen weeks ended June 27,
1999

     Net Sales. Net sales for the thirteen weeks ended June 25, 2000 were $35,299,000 compared to $34,830,000 for the comparable period of fiscal 1999. The overall $469,000 increase in net sales was composed of a $4,677,000 increase from new stores and $448,000 of sales from the e-Commerce division offset in part by a $2,622,000 or 8.0% decrease in same store sales and a $2,034,000 decrease from closed stores. The decrease in comparable store sales occurred during May and June and is believed to be the result of an economic downturn that was experienced throughout the home furnishings industry.

     Gross Profit. Gross profit was 54.4% of net sales in the thirteen weeks ended June 25, 2000, as compared to 55.2% of net sales for the comparable period of fiscal 1999. The decrease in gross profit, as a percentage of sales, was due largely to a 0.3% dilution from sales of the e-Commerce division and manufacturing inefficiencies.

     Selling Expenses. Selling expenses were $18,663,000 or 52.9% of sales in the thirteen weeks ended June 25, 2000 compared to $17,088,000 or 49.1% of sales in the same period last year. The increase of $1,575,000 in selling expenses was primarily due to higher occupancy costs related to new store openings, higher advertising costs as a result of increased use of color circulars, and higher delivery expenses that are transitional in nature and related to the Company's strategic decision to increase its use of outsourcing. $34,000 of the total increase is related to expenses of the e-Commerce division.

     General and Administrative Expenses. General and administrative expenses increased by $598,000 and as a percentage of sales rose from 7.9% for the quarter ended June 27, 1999 to 9.5% for the quarter ended June 25, 2000. Approximately $359,000 of the total increase is related to expenses of the e-Commerce initiative, consisting primarily of strategy consulting costs and costs incurred in connection with the Company's management information systems conversion. The remainder of the increase is primarily a result of higher payroll costs.

     Interest Expense. Interest expense, including amortization of debt discounts and deferred financing costs, net of interest income, for the quarter ended June 25, 2000 increased by $104,000 over the same period in the prior fiscal year. Interest expense increased due to higher average outstanding revolving debt, higher interest rates as well as higher interest expense on the subordinated notes as more fully described in Note 5 to the Consolidated Financial Statements. Partially offsetting these increases was interest earned on invested funds. Interest expense consists of the following:

                                                       Thirteen Weeks Ended
                                                     ------------------------
                                                     June 25,        June 27,
                                                       2000            1999
                                                     --------        --------
                                                           (in thousands)
Interest expense on debt                               $760            $526
Amortization of debt discounts and deferred
    financing costs                                     220             193
                                                       ----            ----
                                                        980             719
Interest income                                         157              --
                                                       ----            ----
Interest expense, net                                  $823            $719
                                                       ====            ====

     Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the second quarter of fiscal 2000 or fiscal 1999 due to uncertainties regarding the realization of deferred tax assets available.

     Net Loss. As a result of the above factors, the net loss was $3,870,000 for the quarter ended June 25, 2000 as compared to a loss of $1,568,000 in the same period of the prior fiscal year. Net loss per share in the 2000 quarter was $0.18 versus a loss of $0.07 in the same period of fiscal 1999.

Twenty-six weeks ended June 25, 2000 compared to twenty-six weeks ended June 27, 1999

     Net Sales. Net sales for the twenty-six weeks ended June 25, 2000 were $74,316,000 compared to $69,764,000 for the comparable period of fiscal 1999, representing an increase of $4,552,000 or 6.5%. The overall $4,552,000 increase in net sales is attributable to a $9,599,000 increase from new stores, and $459,000 of sales of the e-Commerce division offset in part by a decrease of $4,831,000 from closed stores and a $764,000 or 1.2% decrease in same-store sales.

     Gross Profit. Gross profit was 54.7% of net sales in the twenty-six weeks ended June 25, 2000, as compared to 54.5% of net sales for the comparable period of fiscal 1999. The increase in gross profit was primarily the result of higher retail prices partially offset by a 0.2% dilution from a lower gross margin on the $459,000 of sales of the e-Commerce division.

     Selling Expenses. Selling expenses were $38,301,000 or 51.5% of sales in the twenty-six weeks ended June 25, 2000 compared to $34,367,000 or 49.3% of sales in the same period last year. The increase of $3,934,000 in selling expenses was primarily due to higher variable expenses related to increased sales volume, higher occupancy costs related to new store openings, higher advertising costs as a result of increased use of color circulars, and higher delivery expenses that are transitional in nature and related to the Company's strategic decision to increase its use of outsourcing. $77,000 of the total increase is related to expenses from the e-Commerce division.

     General and Administrative Expenses. General and administrative expenses increased by $1,169,000 and as a percentage of sales rose from 7.5% for the twenty-six weeks ended June 27, 1999 to 8.6% for the twenty-six weeks ended June 25, 2000. Approximately $524,000 of the total increase is related to expenses of the e-Commerce initiative, consisting primarily of strategy consulting costs and costs incurred in connection with the Company's management information systems conversion. The remainder of the increase is primarily a result of higher payroll costs.

     Interest Expense. Interest expense, including amortization of debt discounts and deferred financing costs, net of interest income, for the twenty-six weeks ended June 25, 2000 increased by $27,000 over the same period in the prior fiscal year. Interest expense increased due to higher average outstanding revolving debt and related increases in interest rates as well as higher interest expense on the subordinated notes as more fully described in
Note 5 to the Consolidated Financial Statements. Partially offsetting these increases was interest earned on invested funds. Interest expense consists of the following:

                                                    Twenty-six Weeks Ended
                                                    -----------------------
                                                    June 25,       June 27,
                                                      2000          1999
                                                    --------       --------
                                                         (in thousands)
Interest expense on debt                             $1,313         $1,043
Amortization of debt discounts and deferred
    financing costs                                     414            388
                                                     ------         ------
                                                      1,727          1,431
Interest income                                         269             --
                                                     ------         ------
Interest expense, net                                $1,458         $1,431
                                                     ======         ======

     Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the twenty-six weeks ended June 25, 2000 or fiscal 1999 due to uncertainties regarding the realization of deferred tax assets available.

     Net Loss. As a result of the above factors, the net loss was $6,049,000 for the twenty-six weeks ended June 25, 2000 as compared to a loss of $3,485,000 in the same period of the prior fiscal year. Net loss per share in the 2000 quarter was $0.27 versus a loss of $0.16 in the same period of fiscal 1999.

Recent Accounting Pronouncements

     During the second quarter of fiscal year 2000, Emerging Issues Task
Force (EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 clarifies the accounting treatment and classification of the Company's delivery revenues and expenses and will be adopted by the Company in the fourth quarter of the current fiscal year. The adoption of this EITF will only affect the classification of certain revenues and costs related to delivery services and will not affect the Company's net income (loss).

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security-Holders

       (a) The Annual Meeting of Stockholders of the Company was held on May 17, 2000 (the "Annual Meeting"). Proxies were solicited pursuant to the Regulation 14A under the Securities Exchange Act of 1934, as amended.

       (b) At the Annual Meeting, holders of the shares of the Company's Common Stock and Series A Convertible Preferred Stock (who are entitled to vote their shares on an as if converted basis) elected the existing Board of Directors to serve for the ensuing year. The number of votes cast in favor and withheld for each nominee for each director is shown in the table below. There were no abstentions or broker non-votes in respect of this proposal.

                 Nominee                  Votes in Favor          Votes Withheld
            --------------------------------------------------------------------
            Kamal G. Abdeinour              33,340,437                277,409
            Jeffery H. Coats                33,343,437                274,409
            Peter H. Dailey                 33,342,437                275,409
            Thomas M. DeLitto               33,340,477                277,369
            John A. Gavin                   33,340,437                277,409
            George L. Hashbarger            33,343,437                274,409
            Philip M. Hawley                33,341,437                276,409

       (c) At the Annual Meeting, holders of the shares of the Company's Common Stock and Series A Convertible Preferred Stock approved an amendment to the 1997 Stock Incentive Plan increasing the number of shares that may be awarded by 2,500,000 shares to a total of 4,500,000. There were 26,746,966 votes cast in favor, 898,204 votes cast against, 10,027 votes abstaining and 5,962,649 non votes with respect to this matter.

       (d) At the Annual Meeting, holders of the shares of the Company's Common Stock and Series A Convertible Preferred Stock approved the Series A Convertible Preferred Stock Purchase Agreement dated January 11, 2000 and the transactions related thereto, including an amendment of the Company's Certificate of Incorporation to increase the authorized Common Stock of the Company to 44,943,783 shares in order to permit the conversion of the Company's Series A Convertible Preferred Stock, and the amendment of the Certificate of Designation of the Series A Convertible Preferred Stock. There were 27,433,653 votes cast in favor, 214,117 votes cast against, 7,427 votes abstaining and 5,962,649 non-votes with respect to this matter.

       (e) At the Annual Meeting, holders of the shares of the Company's Common Stock and Series A Convertible Preferred Stock approved an amendment to the Certificate of Incorporation of the Company increasing the authorized Common Stock of the Company to 100,000,000 shares in order to make additional Common Stock available for the exercise of incentive options and for general corporate purposes. There were 27,288,291 votes cast in favor, 357,602 votes cast against, 9,304 votes abstaining and 5,962,649 non-votes with respect to this matter.

       (f) At the Annual Meeting, holders of the shares of the Company's Common Stock and Series A Convertible Preferred Stock approved an amendment to the Certificate of Incorporation of the Company increasing the authorized preferred stock of the Company by 2,000,000 shares to a total of 2,666,667 shares in order to make additional preferred stock available for general corporate purposes. There were 26,779,860 votes cast in favor, 867,670 votes cast against, 7,667 votes abstaining and 5,962,649 non-votes with respect to this matter.

       (g) At the Annual Meeting, holders of the shares of the Company's Common Stock and Series A Convertible Preferred Stock approved the selection of Arthur Andersen LLP to serve as independent auditors to examine the Company's financial statements for the fiscal year ending December 24, 2000. There were 33,600,554 votes cast in favor, 10,818 votes cast against and 6,474 votes abstaining with respect to this matter.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended June 25, 2000

        (a) 27.1   Financial Data Schedule (EDGAR version only)

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KRAUSE'S FURNITURE, INC.
                                            (Registrant)

Date:   August 9, 2000                      /s/ Philip M. Hawley
                                            ------------------------------------
                                                Philip M. Hawley
                                                Chairman of the Board and Chief
                                                Executive Officer
                                                (Principal Executive Officer)

Date:   August 9, 2000                     /s/  Robert A. Burton
                                           -------------------------------------
                                                Robert A. Burton
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

 27.1              Financial Data Schedule (EDGAR version only)