Form 10-Q/A
period 2000-03-26
KRAUSES FURNITURE INC
filed 2000-10-20
CIK 701974

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

    For the transition period from __________________ to ______________________


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

PART I, ITEM 1

                            KRAUSE'S FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                March 26,       December 26,
                                                                  2000             1999
                                                               -----------      -----------
                                                               (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                   $ 10,829         $     80
    Accounts receivable, net of allowance of $250 for
      doubtful accounts ($197 at December 26, 1999)                1,228              569
    Inventories                                                   24,922           25,289
    Prepaid expenses                                                 890              656
                                                                --------         --------
        Total current assets                                      37,869           26,594

Property, equipment, and leasehold improvements, net              16,265           15,592
Goodwill, net                                                     12,157           12,412
Leasehold interests, net                                             644              700
Other assets                                                       2,522            2,463
                                                                --------         --------
                                                                $ 69,457         $ 57,761
                                                                ========         ========

  LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $  9,273         $ 14,610
  Accrued payroll and related expenses                             2,786            2,086
  Other accrued liabilities                                        5,492            6,054
  Customer deposits                                                7,393            4,949
  Notes payable                                                      416              491
                                                                --------         --------
        Total current liabilities                                 25,360           28,190
                                                                --------         --------

Long-term liabilities:
  Notes payable                                                   21,301           23,346
  Other                                                            2,010            1,960
                                                                --------         --------
        Total long-term liabilities                               23,311           25,306
                                                                --------         --------

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

                            KRAUSE'S FURNITURE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           Thirteen Weeks Ended
                                                         --------------------------
                                                         March 26,        March 28,
                                                           2000             1999
                                                         ---------        ---------
Net sales                                                $ 39,017         $ 34,934
Cost of sales                                              17,577           16,110
                                                         --------         --------
Gross profit                                               21,440           18,824

Operating expenses:
    Selling                                                19,638           17,279
    General and administrative                              3,076            2,505
    Amortization of goodwill                                  255              255
                                                         --------         --------
                                                           22,969           20,039
                                                         --------         --------
Loss from operations                                       (1,529)          (1,215)

Interest, net                                                (635)            (712)
Other income (expense)                                        (15)              10
                                                         --------         --------
Net loss                                                 $ (2,179)        $ (1,917)
                                                         ========         ========
Basic and diluted loss per share                         $   (.22)        $   (.09)
                                                         ========         ========
Number of shares used in computing loss per share          22,050           21,984
                                                         ========         ========

                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Thirteen Weeks Ended
                                                           ------------------------
                                                            March 26,     March 28,
                                                              2000          1999
                                                           ----------     --------
Cash flows from operating activities:
Net loss                                                    $ (2,179)     $ (1,917)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Depreciation and amortization                                836           824
    Other non-cash charges                                       310           245
  Change in assets and liabilities
    Accounts receivable                                         (659)         (324)
    Inventories                                                  367        (1,486)
    Prepaid expenses and other assets                           (319)          403
    Accounts payable and other liabilities                    (5,148)        1,639
    Customer deposits                                          2,444         2,300
                                                            --------      --------
      Net cash provided (used) by operating activities        (4,348)        1,684
                                                            --------      --------

Cash flows from investing activities:
  Capital expenditures                                        (1,295)       (1,177)
                                                            --------      --------
      Net cash used by investing activities                   (1,295)       (1,177)
                                                            --------      --------

Cash flows from financing activities:
  Proceeds from long-term borrowings                          50,007        40,311
  Principal payments on long-term borrowings                 (52,315)      (39,749)
  Net proceeds from issuance of mandatorily
    redeemable preferred stock                                18,700            --
                                                            --------      --------
      Net cash provided by financing activities               16,392           562
                                                            --------      --------

Net increase in cash                                          10,749         1,069
Cash and cash equivalents at beginning of period                  80            80
                                                            --------      --------
Cash and cash equivalents at end of period                  $ 10,829      $  1,149
                                                            ========      ========
Supplemental disclosures of cash flow information -
    Cash paid during the period for interest                $    551      $    519

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

2. Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                                    March 26,       December 26,
                                                      2000              1999
                                                    ---------       ------------
                                                           (in thousands)

        Manufactured finished goods                  $ 8,437           $ 7,991
        Finished goods purchased from others          10,608            10,370
        Work in progress                                 275               180
        Raw materials                                  5,602             6,748
                                                     -------           -------
                                                     $24,922           $25,289
                                                     =======           =======

                              KRAUSE'S FURNITURE, INC

                                   (Unaudited)

3. Notes Payable

        Notes payable consists of the following:

                                                        March 26,   December 26,
                                                          2000         1999
                                                        ---------   ------------
                                                            (in thousands)

        Secured revolving credit notes                  $10,480      $ 12,655
        Subordinated notes payable to shareholders       12,001        12,001
        Unamortized debt discount, net of
          accumulated amortization of $2,308
          ($2,120 at December 26, 1999)                  (1,967)       (2,155)
        Other notes                                       1,203         1,336
                                                        -------      --------
                                                         21,717        23,837
             Less current portion                           416           491
                                                        -------      --------
                                                        $21,301      $ 23,346
                                                        =======      ========

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

4.  Net Loss Per Share

        Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive. A deemed dividend related to a favorable conversion feature of the Company's Series A Convertible Preferred Stock has been deducted from the net loss to arrive at loss available to common shareholders.

                              KRAUSE'S FURNITURE, INC

                                   (Unaudited)

        The following is a reconciliation of the Company's net loss and weighted average shares outstanding for the purpose of calculating basic and diluted loss per share for all periods:

                                                      Thirteen Weeks Ended
                                                   --------------------------
                                                   March 26,       March 24,
                                                     2000            1999
                                                   ---------       ---------
                                                        (in thousands)
      Net loss                                     $ (2,179)        $ (1,917)
      Less: deemed preferred stock dividend           2,591               --
                                                   --------         --------
      Loss allocated to common stockholders        $ (4,770)        $ (1,917)
      Weighted average shares outstanding            22,050           21,984
                                                   --------         --------
      Basic and diluted loss per share             $  (0.22)        $  (0.09)
                                                   ========         ========

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

6.  Restatement

        The previously reported loss per share has been revised to reflect the value of a favorable conversion feature representing the difference between the conversion price of the convertible preferred stock and the fair market value of the common stock (see Note 5). This value should have been characterized as a deemed dividend to the holders of preferred shares at the date of issuance and the amount should have been deducted from loss available to common shareholders. This revision increased the loss available to common shareholders by $2,591,000 and increased the loss per share from $.10 to $.22.

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

        These risks and the other economic, competitive and other factors noted elsewhere in this Form 10-Q/A and in filings recently made by the Company with the Securities and Exchange Commission, including the Company's Form 10-K and a Registration Statement on Form S-1, which became effective on March 30, 1998, constitute cautionary statements that identify risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statement of Operations:

                                                     13 Weeks Ended
                                                 ------------------------
                                                 March 26,      March 28,
                                                   2000           1999
                                                 --------      ---------
        Net sales                                 100.0%         100.0%
        Cost of sales                              45.0           46.1
                                                  -----          -----
        Gross profit                               55.0           53.9

        Operating expenses:
            Selling                                50.3           49.5
            General and administrative              7.9            7.2
            Amortization of goodwill                0.7            0.7
                                                  -----          -----
                Total operating expenses           58.9           57.4
                                                  -----          -----
        Loss from operations                       (3.9)          (3.5)

        Interest expense, net                      (1.6)          (2.0)
        Other expense                                --             --
                                                  -----          -----
        Net loss                                   (5.5%)         (5.5%)
                                                  =====          =====




        Store (Showroom) Data

                                                    13 Weeks Ended
                                                 ----------------------
                                                 March 26,    March 28,
                                                   2000         1999
                                                 ---------    ---------
        Stores open at beginning of period           91           85
        Stores opened during period                   6            7
        Stores closed during period                   2            1
                                                   ----         ----
        Stores open at end of period                 95           91
        Average sales per showroom (1)             $415         $389
        Comparable store sales increase (2)         5.8%        13.2%


---------------
(1) Based upon the weighted average number of stores open during the period indicated.

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

        Net Loss. As a result of the above factors, the net loss was $2,179,000 for the quarter ended March 26, 2000 as compared to a loss of $1,917,000 in the same period of the prior fiscal year. Net loss per share in the 2000 quarter was $0.22 versus a net loss per share of $0.09 in the same period of fiscal 1999. The increase is primarily due to the deemed preferred stock dividend attributable to the beneficial conversion feature.

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

         Each share of Series A Preferred is convertible into approximately
45.45 shares of the Company's common stock at the conversion rate of $1.10 per share of common stock. The Company does not have sufficient authorized common stock to permit the conversion of the Series A Preferred. The stockholders will vote on a proposal to authorize additional common stock for this purpose at the annual meeting on May 17, 200. Once the additional common stock is authorized by the stockholders, holders of the Series A Preferred will have the right to convert their shares into common stock at any time. The Series A Preferred will be converted automatically into common stock if the Company completes a public offering of its shares with gross proceeds in excess of $25,000,000, and at a price per share of Common Stock of at least $3.30. The Series A Preferred will also be converted automatically if holders of 66 2/3% of the Series A Preferred agree to do so.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security-Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended March 26, 2000

         (a) Exhibits

             10.1 Ninth Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Western), Krause's Custom Crafted Furniture Corp. and its wholly owned subsidiary, Castro Convertible Corporation, dated as of March 31, 2000.(1)

             10.2 Agreement by and among Krause's Furniture Inc., General Electric Capital Corporation, and Japan Omnibus Ltd., dated April 3, 2000.(1)

             27.1  Financial Data Schedule (EDGAR version only)


-------
(1) Incorporated by reference to Exhibits to Registrant's Form 10-Q dated as of May 5, 2000 (File No. 0-17868)

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


                                           KRAUSE'S FURNITURE, INC. (Registrant)


Date: October 20, 2000                     /s/ Philip M. Hawley
                                           -------------------------------------
                                               Philip M. Hawley
                                               Chairman of the Board and Chief
                                               Executive Officer
                                               (Principal Executive Officer)



Date: October 20, 2000                      /s/ Robert A. Burton
                                            ------------------------------------
                                                Robert A. Burton
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                       DESCRIPTION
     -------                      -----------

      10.1 Ninth Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Western), Krause's Custom Crafted Furniture Corp. and its wholly owned subsidiary, Castro Convertible Corporation, dated as of March 31, 2000.(1)

      10.2 Agreement by and among Krause's Furniture Inc., General Electric Capital Corporation, and Japan Omnibus Ltd., dated April 3, 2000.(1)

      27.1  Financial Data Schedule (EDGAR version only)

(1) Incorporated by reference to Exhibits to Registrant's Form 10-Q dated as of May 5, 2000 (File No. 0-17868)