Form 10-Q/A
period 2000-06-25
KRAUSES FURNITURE INC
filed 2000-10-20
CIK 701974

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

    For the transition period from __________________ to _____________________


Commission file number: 0-17868


                            KRAUSE'S FURNITURE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              77-0310773
-------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation)                                           Identification No.)


200 North Berry Street, Brea, California                         92821-3903
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

                                     INDEX

                                                                          Page
                                                                         -------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         - Consolidated balance sheet (unaudited)                           3

         - Consolidated statement of operations (unaudited)                 4

         - Consolidated statement of cash flows (unaudited)                 5

         - Notes to consolidated financial statements (unaudited)        6 - 9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10 - 16

Item 3.  Market Risk                                                       16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17

Item 2.  Changes in Securities and Use of Proceeds                         17

Item 3.  Defaults Upon Senior Securities                                   17

Item 4.  Submission of Matters to a Vote of Security Holders               17

Item 5.  Other Information                                                 18

Item 6.  Exhibits and Reports on Form 8-K                                  18

         SIGNATURES                                                        19

PART I, ITEM 1

                            KRAUSE'S FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            June 25,     December 26,
                                                              2000           1999
                                                            --------     ------------
                                                          (unaudited)

                                     ASSETS
Current assets:
    Cash and cash equivalents                               $ 10,246       $     80
    Accounts receivable, net of allowance of $272 for
      doubtful accounts ($197 at December 26, 1999)            1,265            569
    Inventories                                               24,536         25,289
    Prepaid expenses                                           1,973            656
                                                            --------       --------
        Total current assets                                  38,020         26,594

Property, equipment, and leasehold improvements, net          16,849         15,592
Goodwill, net                                                 11,902         12,412
Leasehold interests, net                                         593            700
Other assets                                                   2,528          2,463
                                                            --------       --------
                                                            $ 69,892       $ 57,761
                                                            ========       ========

              LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                        $ 10,689       $ 14,610
    Accrued payroll and related expenses                       1,907          2,086
    Other accrued liabilities                                  4,425          6,054
    Customer deposits                                          7,524          4,949
    Notes payable                                              1,416            491
                                                            --------       --------
        Total current liabilities                             25,961         28,190
                                                            --------       --------

Long-term liabilities:
    Notes payable                                             22,982         23,346
    Other                                                      2,014          1,960
                                                            --------       --------
        Total long-term liabilities                           24,996         25,306
                                                            --------       --------

Commitments and contingencies

Mandatorily redeemable preferred stock, $.001 par
    value, 450,000 designated, 394,952 shares
    outstanding; redemption value $50 per share               19,456             --

Stockholders' equity (deficit):
    Convertible preferred stock, $.001 par value;
         2,666,667 shares authorized, 450,000
         designated; 394,952 shares outstanding                   --             --
    Common stock, $.001 par value; 100,000,000
         shares authorized, 22,493,509 shares
         outstanding (22,050,328 at December 26, 1999)            22             22
    Capital in excess of par value                            64,653         60,642
    Accumulated deficit                                      (65,196)       (56,399)
                                                            --------       --------
        Total stockholders' equity (deficit)                    (521)         4,265
                                                            --------       --------
                                                            $ 69,892       $ 57,761
                                                            ========       ========

                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                       -----------------------       ------------------------
                                                       June 25,       June 27,       June 25,        June 27,
                                                         2000           1999           2000           1999
                                                       --------       --------       --------       --------
Net sales                                              $ 35,299       $ 34,830       $ 74,316       $ 69,764
Cost of sales                                            16,096         15,599         33,673         31,709
                                                       --------       --------       --------       --------
Gross profit                                             19,203         19,231         40,643         38,055

Operating expenses:
    Selling                                              18,663         17,088         38,301         34,367
    General and administrative                            3,347          2,749          6,423          5,254
    Amortization of goodwill                                255            255            510            510
                                                       --------       --------       --------       --------
                                                         22,265         20,092         45,234         40,131
                                                       --------       --------       --------       --------

Loss from operations                                     (3,062)          (861)        (4,591)        (2,076)

Interest expense                                           (980)          (719)        (1,615)        (1,431)
Other income                                                 15             12             --             22
                                                       --------       --------       --------       --------
Net loss                                               $ (4,027)      $ (1,568)      $ (6,206)      $ (3,485)
                                                       ========       ========       ========       ========
Basic and diluted loss per share                       $   (.18)      $   (.07)      $   (.40)      $   (.16)
                                                       ========       ========       ========       ========
Number of shares used in computing loss per share        22,089         21,984         22,070         21,984
                                                       ========       ========       ========       ========

                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Twenty-Six Weeks Ended
                                                           -------------------------
                                                            June 25,        June 27,
                                                              2000           1999
                                                           ---------       ---------
Cash flows from operating activities:
Net loss                                                    $ (6,206)      $ (3,485)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                            1,684          1,668
      Other non-cash charges                                   1,216            559
   Change in assets and liabilities
      Accounts receivable                                       (696)          (293)
      Inventories                                                753         (2,278)
      Prepaid expenses and other assets                           71           (263)
      Accounts payable and other liabilities                  (5,675)         1,274
      Customer deposits                                        2,575          2,371
                                                            --------       --------
            Net cash used by operating activities             (6,278)          (447)
                                                            --------       --------

Cash flows from investing activities:
    Capital expenditures                                      (2,414)        (1,606)
                                                            --------       --------
            Net cash used by investing activities             (2,414)        (1,606)
                                                            --------       --------

Cash flows from financing activities:
    Proceeds from long-term borrowings                        92,498         80,590
    Principal payments on long-term borrowings               (92,340)       (78,537)
    Net proceeds from issuance of mandatorily
        redeemable preferred stock                            18,700             --
                                                            --------       --------
            Net cash provided by financing activities         18,858          2,053
                                                            --------       --------
Net increase in cash                                          10,166             --
Cash and cash equivalents at beginning of period                  80             80
                                                            --------       --------
Cash and cash equivalents at end of period                  $ 10,246       $     80
                                                            ========       ========
Supplemental disclosures of cash flow information -
    Cash paid during the period for interest                $    895       $    672
    Issuance of mandatorily redeemable preferred stock
        to pre-pay interest on subordinated debt               2,175             --
    Conversion of mandatorily redeemable preferred
        stock to common stock                                    480             --

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

2.  Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                                     June 25,       December 26,
                                                      2000             1999
                                                     -------        ------------
                                                          (in thousands)
        Manufactured finished goods                  $ 8,320           $ 7,991
        Finished goods purchased from others          11,334            10,370
        Work in progress                                 350               180
        Raw materials                                  4,532             6,748
                                                     -------           -------
                                                     $24,536           $25,289
                                                     =======           =======

                             KRAUSE'S FURNITURE, INC

                                   (Unaudited)

3.  Notes Payable

        Notes payable consists of the following:

                                                       June 25,     December 26,
                                                        2000           1999
                                                       -------      ------------
                                                            (in thousands)
        Secured revolving credit notes                 $13,001        $12,655
        Subordinated notes payable to shareholders      12,001         12,001
        Unamortized debt discount, net of
           accumulated amortization of $2,523
           ($2,120 at December 26, 1999)                (1,752)        (2,155)
        Other notes                                      1,148          1,336
                                                       -------        -------
                                                        24,398         23,837
        Less current portion                             1,416            491
                                                       -------        -------
                                                       $22,982        $23,346
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

                             KRAUSE'S FURNITURE, INC

                                   (Unaudited)

        The following is a reconciliation of the Company's net loss and weighted average shares outstanding for the purpose of calculating basic and diluted loss per share for all periods:

                                                  Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                 -----------------------       ------------------------
                                                 June 25,       June 27,       June 25,       June 27,
                                                   2000           1999           2000           1999
                                                 --------       --------       --------       --------
                                                                     (in thousands)
      Net Loss                                   $ (4,027)      $ (1,568)      $ (6,206)      $ (3,485)
      Less: deemed preferred stock dividend            --             --          2,591             --
                                                 --------       --------       --------       --------
      Loss allocated to common stockholders      $ (4,027)      $ (1,568)      $ (8,797)      $ (3,485)
                                                 ========       ========       ========       ========
      Weighted average shares outstanding          22,089         21,984         22,070         21,984
                                                 ========       ========       ========       ========
      Basic and diluted loss per share           $  (0.18)      $  (0.07)      $  (0.40)      $  (0.16)
                                                 ========       ========       ========       ========

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

        On May 5, 2000, the Company issued 24,702 shares of Series A Convertible Preferred Stock at a price of $50.00 per share in lieu of cash interest on its subordinated notes covering the thirteen-month period from March 1, 2000 through March 31, 2001. These shares were valued at $2,175,000 based on the market value on May 5, 2000 of the underlying Common Stock. The Company recorded this value as prepaid interest, recorded the stated value of these shares, $1,235,000, as mandatorily redeemable preferred stock, and the difference of $940,000 as capital in excess of par value. It will amortize the prepaid interest using the straight-line method over the related period which ends on March 31, 2001.

        Each share of Series A Convertible Preferred Stock is convertible into approximately 45.45 shares of Common Stock at any time at the option of the holder; has voting rights equal to approximately 45.45 shares of Common Stock; has certain redemption features; and does not pay a dividend. Conversion is mandatory upon the occurrence of a qualified public offering, as defined. In the event of a voluntary or involuntary liquidation, the holders of the Series A Convertible Preferred Stock have, as to any distribution of assets, a preference to the holders of Common Stock in an amount aggregating $19,748,000 at June 25, 2000 or $50.00 per outstanding share. Holders of the Series A Convertible Preferred Stock may not request redemption prior to January, 2005, except in the event of a change in control of the Company or a default, prior to January, 2002, under the Securities Purchase Agreement an event of default includes the Company's failure to receive approval of the Board of Directors of its e-Commerce business plan and its failure to use $10 million of proceeds from the private placement for its e-Commerce business plan. The redemption price of the Series A Convertible Preferred Stock is equal to $50.00 per share. The Company has no right to call or redeem any shares of the Series A Convertible Preferred Stock.

        During the thirteen weeks ended June 25, 2000, holders of 9,750 shares of Series A Convertible Preferred Stock converted their shares into 443,181 shares of Common Stock of the Company.

                             KRAUSE'S FURNITURE, INC

                                   (Unaudited)

6.  Restatement

        For the 13 week period ended June 25, 2000, the previously reported interest expense and net loss has been restated to reflect a shortened amortization period for the prepaid interest associated with the issuance on May 5, 2000, of the Company's Series A Convertible Preferred Stock in lieu of cash interest for the period March 1, 2000 through March 31, 2001. This caused a $157,000 increase in interest expense and a corresponding increase in net loss. The Company's net loss per common share is unchanged and there is no impact on operating results or cash flows.

        For the 26 week period ended June 25, 2000 the previously reported loss per share has been restated to account for the fact that a favorable conversion feature of the Company's Series A Convertible Preferred Stock, issued on January 14 and 19, 2000, should be characterized as a deemed dividend to the holders of preferred shares at that time and deducted from earnings available to common shareholders in calculating net loss per share. This restatement increased the loss available to common shareholders by $2,591,000 and, along with the interest expense increase discussed above, increased the loss per share from $0.27 to $0.40.

        In addition, certain balance sheet items at June 25, 2000, have been reclassified to reflect the shortened amortization period for the prepaid interest discussed above as well as to increase capital in excess of par value and reduce mandatorily redeemable preferred stock.

        The tables below summarize the changes in the Balance Sheet as of the date presented and Statement Of Operations for the periods presented:

                                                    June 25, 2000
                                              -------------------------
                                              As Reported     Restated
                                              -----------     ---------
Prepaid expenses                                $   467        $ 1,973
Other assets                                      4,191          2,528
Preferred Stock                                  20,396         19,456
Stockholder's equity (deficit)                   (1,304)          (521)

                                                Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                    June 25, 2000                 June 25, 2000
                                              -------------------------      -------------------------
                                              As Reported     Restated       As Reported      Restated
                                              -----------     ---------      -----------      --------
Interest expense                                $   823        $   980          $ 1,458       $ 1,615
Net loss                                         (3,870)        (4,027)          (6,049)       (6,206)
Basic and diluted loss per share                $ (0.18)       $ (0.18)         $ (0.27)      $ (0.40)

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

        As more fully described in Note 5 to the Consolidated Financial Statements, on January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock, net proceeds from which totaled $18,700,000; of this amount, $10,000,000 is earmarked for the development and implementation of the Company's internet business initiatives.

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

        In recent periods, the Company has incurred additional debt and raised equity capital to cover operating deficits and to finance the remodeling and expansion of its showrooms. On May 5, 2000, the Company and the holders of its subordinated notes exercised their respective options to eliminate cash interest on the subordinated notes for the period March 1, 2000 through March 31, 2001 in exchange for issuance of 24,702 shares of Series A Convertible Preferred Stock. In fiscal 2000, management plans to add approximately sixteen to eighteen additional showrooms (of which eight have been opened through June 25, 2000), at an aggregate cost of approximately $2.7 million. In addition, current plans call for the closing of approximately six showrooms of which three have been closed through June 25, 2000. Management expects to fund such capital expenditures by internally generated cash, by borrowings under the Company's Revolving Credit Facility, and from cash on hand, including up to $2.5 million of funds earmarked for the Company's e-Commerce initiatives.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statement of Operations:

                                        Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                       -----------------------       ------------------------
                                       June 25,       June 27,       June 25,        June 27,
                                         2000           1999           2000            1999
                                       --------       --------       --------        --------
Net sales                               100.0%         100.0%         100.0%         100.0%
Cost of sales                            45.6           44.8           45.3           45.5
                                        -----          -----          -----          -----
Gross profit                             54.4           55.2           54.7           54.5

Operating expenses:
    Selling                              52.9           49.1           51.5           49.3
    General and administrative            9.5            7.9            8.6            7.5
    Amortization of goodwill              0.7            0.7            0.7            0.7
                                        -----          -----          -----          -----
                                         63.1           57.7           60.8           57.5
                                        -----          -----          -----          -----

Loss from operations                     (8.7)          (2.5)          (6.1)          (3.0)
Interest expense                         (2.8)          (2.1)          (2.2)          (2.1)
Other income (expense)                     --             --             --             --
                                        -----          -----          -----          -----
Net loss                                (11.5%)         (4.6%)         (8.3%)         (5.1%)
                                        =====          =====          =====          =====


Store Data                              Thirteen Weeks Ended          Twenty-Six Weeks Ended
----------                             -----------------------       ------------------------
                                       June 25,       June 27,       June 25,        June 27,
                                         2000           1999           2000            1999
                                       --------       --------       --------        --------
Stores open at beginning of period         95             91             91             85
Stores opened during period                 2              1              8              8
Stores closed during period                 1              3              3              4
                                        -----           ----          -----           ----
Stores open at end of period               96             89             96             89
                                        =====           ====          =====           ====
Average sales per showroom(1)           $ 370           $391          $ 785           $780
Comparable store sales
  increase (decrease)(2)                 (8.0%)          3.3%          (1.2%)         8.2%

-----------------
(1) Based upon the weighted average number of stores open during the period indicated.

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

        Interest Expense. Interest expense, including amortization of debt discounts and deferred financing costs, net of interest income, for the quarter ended June 25, 2000 increased by $261,000 over the same period in the prior fiscal year. Interest expense increased due to higher average outstanding revolving debt, higher interest rates as well as higher interest expense on the subordinated notes as more fully described in Note 5 to the Consolidated Financial Statements. Partially offsetting these increases was interest earned on invested funds. Interest expense consists of the following:

                                                  Thirteen Weeks Ended
                                                  ---------------------
                                                  June 25,     June 27,
                                                    2000         1999
                                                  --------     --------
                                                     (in thousands)
Interest expense on debt                           $  917        $526
Amortization of debt discounts and deferred
    financing costs                                   220         193
                                                   ------        ----
                                                    1,137         719
Interest income                                       157          --
                                                   ------        ----
Interest expense, net                              $  980        $719
                                                   ======        ====

        Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the second quarter of fiscal 2000 or fiscal 1999 due to uncertainties regarding the realization of deferred tax assets available.

        Net Loss. As a result of the above factors, the net loss was $4,027,000 for the quarter ended June 25, 2000 as compared to a loss of $1,568,000 in the same period of the prior fiscal year. Net loss per share in the 2000 quarter was $0.18 versus a loss of $0.07 in the same period of fiscal 1999.

Twenty-six weeks ended June 25, 2000 compared to twenty-six weeks ended June 27, 1999

        Net Sales. Net sales for the twenty-six weeks ended June 25, 2000 were $74,316,000 compared to $69,764,000 for the comparable period of fiscal 1999, representing an increase of $4,552,000 or 6.5%. The overall $4,552,000 increase in net sales is attributable to a $9,599,000 increase from new stores, and $459,000 of sales of the e-Commerce division offset in part by a decrease of $ 4,831,000 from closed stores and a $764,000 or 1.2% decrease in same-store sales.

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

        Interest Expense. Interest expense, including amortization of debt discounts and deferred financing costs, net of interest income, for the twenty-six weeks ended June 25, 2000 increased by $184,000 over the same period in the prior fiscal year. Interest expense increased due to higher average outstanding revolving debt and related increases in interest rates as well as higher interest expense on the subordinated notes as more fully described in
Note 5 to the Consolidated Financial Statements. Partially offsetting these increases was interest earned on invested funds. Interest expense consists of the following:

                                                  Twenty-six Weeks Ended
                                                  -----------------------
                                                  June 25,       June 27,
                                                    2000          1999
                                                  --------       --------
                                                      (in thousands)

Interest expense on debt                           $1,470        $1,043
Amortization of debt discounts and deferred
    financing costs                                   414           388
                                                   ------        ------
                                                    1,884         1,431
Interest income                                       269            --
                                                   ------        ------
Interest expense, net                              $1,615        $1,431
                                                   ======        ======

        Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the twenty-six weeks ended June 25, 2000 or fiscal 1999 due to uncertainties regarding the realization of deferred tax assets available.

        Net Loss. As a result of the above factors, the net loss was $6,206,000 for the twenty-six weeks ended June 25, 2000 as compared to a loss of $3,485,000 in the same period of the prior fiscal year. Net loss per share in the 2000 period was $0.40 versus a loss of $0.16 in the same period of fiscal 1999. Of the $0.24 increase in net loss per share, the factors referred to above account for $0.12 of that increase and the deemed preferred stock dividend attributable to the beneficial conversion feature in connection with the issuance of 380,000 shares of Series A Convertible Preferred Stock accounts for the remaining $0.12 increase (See Note 5).

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

                     Nominee                Votes in Favor        Votes Withheld
               -----------------------------------------------------------------
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

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended June 25, 2000

         (a) 27.1 -- Financial Data Schedule (EDGAR version only)

         (b) Reports on Form 8-K

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

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------
          27.1               Financial Data Schedule