Form 10-Q
period 2000-09-24
KRAUSES FURNITURE INC
filed 2000-11-08
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 24, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ___________________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

As of October 26, 2000 the Registrant had 23,303,729 shares of Common Stock outstanding.

                                     INDEX

                                                                           Page
                                                                          ------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         - Consolidated balance sheet (unaudited)                             3

         - Consolidated statement of operations (unaudited)                   4

         - Consolidated statement of cash flows (unaudited)                   5

         - Notes to consolidated financial statements (unaudited)         6 - 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9 - 15

Item 3.  Market Risk                                                         16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities and Use of Proceeds                           16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security-Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

         SIGNATURES                                                          17

PART I, ITEM 1
                            KRAUSE'S FURNITURE, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  September 24,    December 26,
                                                                      2000             1999
                                                                  ------------     -----------
                                                                  (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                       $  7,295         $     80
    Accounts receivable, net of allowance of $316 for
      doubtful accounts ($197 at December 26, 1999)                    2,152              569
    Inventories                                                       24,765           25,289
    Prepaid expenses                                                   1,583              656
                                                                    --------         --------
        Total current assets                                          35,795           26,594

Property, equipment, and leasehold improvements, net                  18,050           15,592
Goodwill, net                                                         11,647           12,412
Leasehold interests, net                                                 542              700
Other assets                                                           2,495            2,463
                                                                    --------         --------
                                                                    $ 68,529         $ 57,761
                                                                    ========         ========

              LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                $ 10,892         $ 14,610
    Accrued payroll and related expenses                               2,310            2,086
    Other accrued liabilities                                          4,507            6,054
    Customer deposits                                                  8,163            4,949
    Notes payable                                                      2,524              491
                                                                    --------         --------
        Total current liabilities                                     28,396           28,190
                                                                    --------         --------

Long-term liabilities:
    Notes payable                                                     21,397           23,346
    Other                                                              2,019            1,960
                                                                    --------         --------
        Total long-term liabilities                                   23,416           25,306
                                                                    --------         --------

Commitments and contingencies

Mandatorily redeemable preferred stock, $.001 par value,
  450,000 designated, 377,577 shares outstanding; redemption
  value $50 per share                                                 18,600               --

Stockholders' equity (deficit):
    Convertible preferred stock, $.001 par value; 2,666,667
      shares authorized, 450,000 designated; 377,577 shares
      outstanding                                                         --               --
    Common stock, $.001 par value; 100,000,000 shares
      authorized, 23,283,276 shares outstanding
      (22,050,328 at December 26, 1999)                                   23               22
    Capital in excess of par value                                    65,507           60,642
    Accumulated deficit                                              (67,413)         (56,399)
                                                                    --------         --------
        Total stockholders' equity (deficit)                          (1,883)           4,265
                                                                    --------         --------
                                                                    $ 68,529         $ 57,761
                                                                    ========         ========

                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       Thirteen Weeks Ended                    Thirty-Nine Weeks Ended
                                                ----------------------------------        ----------------------------------
                                                September 24,        September 26,        September 24,        September 26,
                                                    2000                 1999                 2000                 1999
                                                -------------        -------------        -------------        -------------
Net sales                                         $ 37,509             $ 34,719             $ 111,825            $ 104,483
Cost of sales                                       16,949               16,094                50,622               47,803
                                                  --------             --------             ---------             --------
Gross profit                                        20,560               18,625                61,203               56,680

Operating expenses:
    Selling                                         18,603               17,690                56,904               52,057
    General and administrative                       2,971                2,734                 9,394                7,988
    Amortization of goodwill                           255                  255                   765                  765
                                                  --------             --------             ---------             --------
                                                    21,829               20,679                67,063               60,810
                                                  --------             --------             ---------             --------

Loss from operations                                (1,269)              (2,054)               (5,860)              (4,130)

Interest expense                                      (974)                (898)               (2,589)              (2,329)
Other income                                            26                   12                    26                   34
                                                  --------             --------             ---------             --------
Net loss                                          $ (2,217)            $ (2,940)            $  (8,423)            $ (6,425)
                                                  ========             ========             =========             ========
Basic and diluted loss per share                  $   (.10)            $   (.13)            $    (.49)            $   (.29)
                                                  ========             ========             =========             ========
Number of shares used in computing
  loss per share                                    22,828               22,009                22,322               21,992
                                                  ========             ========             =========             ========

                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Thirty-Nine Weeks Ended
                                                               --------------------------------
                                                               September 24,      September 26,
                                                                   2000               1999
                                                               -------------      ------------
Cash flows from operating activities:
Net loss                                                        $  (8,423)        $  (6,425)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                                 2,602             2,484
      Other non-cash charges                                        1,938             1,031

    Change in assets and liabilities
      Accounts receivable                                          (1,583)              (24)
      Inventories                                                     524            (3,906)
      Prepaid expenses and other assets                               (37)             (232)
      Accounts payable and other liabilities                       (4,982)            2,855
      Customer deposits                                             3,214             3,020
                                                                ---------         ---------
            Net cash used by operating activities                  (6,747)           (1,197)
                                                                ---------         ---------

Cash flows from investing activities:
    Capital expenditures                                           (4,205)           (3,404)
                                                                ---------         ---------
            Net cash used by investing activities                  (4,205)           (3,404)
                                                                ---------         ---------

Cash flows from financing activities:
    Proceeds from long-term borrowings                            136,065           121,984
    Principal payments on long-term borrowings                   (136,598)         (117,383)
    Net proceeds from issuance of mandatorily redeemable
      preferred stock                                              18,700                --
                                                                ---------         ---------
            Net cash provided by financing activities              18,167             4,601
                                                                ---------         ---------
Net increase in cash                                                7,215                --
Cash and cash equivalents at beginning of period                       80                80
                                                                ---------         ---------
Cash and cash equivalents at end of period                      $   7,295         $      80
                                                                =========         =========

Supplemental disclosures of cash flow information -
    Cash paid during the period for interest                    $   1,192         $   1,586
    Issuance of mandatorily redeemable preferred stock
      to pre-pay interest on subordinated debt                      2,175                --
    Conversion of mandatorily redeemable preferred stock
      to Common Stock                                               1,356                --

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

     In January 2000, the Company changed its fiscal year from the Sunday closest to January 31 to the Sunday closest to December 25. This report is for the unaudited third fiscal 2000 quarter ended September 24, 2000. Unaudited operating and cash flow information has been presented for the comparable 1999 period.

     These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 26, 1999. The results of operations for the thirteen and thirty-nine weeks ended September 24, 2000 are not necessarily indicative of results to be expected in future periods.

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

2.   Inventories

     Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                              September 24,       December 26,
                                                   2000              1999
                                              -------------       -------------
                                                       (in thousands)
Manufactured finished goods                     $ 8,467            $ 7,991
Finished goods purchased from others             11,317             10,370
Work in progress                                    336                180
Raw materials                                     4,645              6,748
                                                -------            -------
                                                $24,765            $25,289
                                                =======            =======

3.   Notes Payable

     Notes payable consists of the following:

                                                September 24,   December 26,
                                                     2000           1999
                                                -------------   ------------
                                                       (in thousands)

Secured revolving credit notes                    $ 12,414        $ 12,655
Subordinated notes payable to shareholders          12,001          12,001
Unamortized debt discount, net of
    accumulated amortization of $2,737
    ($2,120 at December 26, 1999)                   (1,538)         (2,155)
Other notes                                          1,044           1,336
                                                  --------        --------
                                                    23,921          23,837
Less current portion                                 2,524             491
                                                  --------        --------
                                                  $ 21,397        $ 23,346
                                                  ========        ========

     The secured revolving credit notes were issued under a revolving credit agreement, which was most recently amended November 7, 2000, (the "Revolving Credit Facility") between Krause's and a financial institution that expires March 2002. The Revolving Credit Facility provides for revolving loans of up to $15 million, based on the value of eligible inventories. Available borrowing capacity under the terms of the Revolving Credit Facility at September 24, 2000 was $1,730,000. Substantially all of Krause's assets are pledged as collateral for the loan that is guaranteed by the Company. Interest on the loan is payable monthly at a margin ranging from .5% to 1.0% in excess of the prime rate (9.50% at September 24, 2000) which margin varies depending on the Company's performance.

     Pursuant to the terms of the agreements related to the subordinated notes and the Revolving Credit Facility, the Company and Krause's are required to maintain certain financial ratios and minimum levels of tangible net worth and working capital. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of September 24, 2000, the Company and Krause's were in compliance with the terms and conditions of the subordinated notes but were out of compliance with certain terms and conditions of the Revolving Credit Facility. Subsequent to September 24, 2000, the Company received a waiver of such non-compliance and an amendment to a future covenants from the financial institution that issued the Revolving Credit Facility. It is possible the Company may not be in compliance with its loan covenant in the fourth quarter of fiscal 2000; however, management believes, based upon its historical experience, that it will be able to obtain waivers and or amendments to the covenants.

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

     The following is a reconciliation of the Company's net loss and weighted average shares outstanding for the purpose of calculating basic and diluted loss per share for all periods:

                                          Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                      ------------------------------   ------------------------------
                                      September 24,    September 26,   September 24,    September 26,
                                           2000             1999           2000             1999
                                      -------------    -------------   -------------    -------------
                                                              (in thousands)
Net Loss                                $ (2,217)        $ (2,940)        $ (8,423)        $ (6,425)
Less: deemed preferred
  stock dividend                              --               --            2,591               --
                                        --------         --------         --------         --------
Loss available to
  common stockholders                   $ (2,217)        $ (2,940)        $(11,014)        $ (6,425)
                                        ========         ========         ========         ========
Weighted average shares
  outstanding                             22,828           22,009           22,322           21,992
                                        ========         ========         ========         ========
Basic and diluted loss per share        $  (0.10)        $  (0.13)        $  (0.49)        $  (0.29)
                                        ========         ========         ========         ========

5.   Mandatorily Redeemable Preferred Stock

     On January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock at a price of $50.00 per share. Proceeds from the private placement totaled $18,700,000 after deducting legal fees and related expenses. Pursuant to the terms of a Securities Purchase Agreement between the Company and the purchasers of the Series A Convertible Preferred Stock, the Company and the purchasers agreed that $10 million of the proceeds would be used to launch the Company's business to business and e-Commerce activities, including commerce related to transactions on the internet, and that the balance of the proceeds would be used to pay down debt, to fund the opening of new showrooms, and for general corporate purposes. On July 17, 2000, the requisite holders of the Series A Convertible Preferred Stock consented to reduce by $2.5 million the amount to be used to launch the Company's business to business and e-Commerce activities. Subject to certain conditions, the Company has agreed to invest the first $2.5 million from extraordinary transactions (as defined in the consent) back into the Company's business to business and e-Commerce activities.

     On May 5, 2000, the Company issued 24,702 shares of Series A Convertible Preferred Stock at a price of $50.00 per share in lieu of cash interest on its subordinated notes covering the thirteen-month period from March 1, 2000 through March 31, 2001. These shares were valued at $2,175,000 based on the market value on May 5, 2000 of the underlying Common Stock. The Company recorded this value as prepaid interest, recorded the stated value of these shares, $1,235,000, as mandatorily redeemable preferred stock, and the difference of $940,000 as capital in excess of par value. It will amortize the prepaid interest using the straight-line method over the related period which ends on March 31, 2001

     Each share of Series A Convertible Preferred Stock is convertible into approximately 45.45 shares of Common Stock at any time at the option of the holder; has voting rights equal to approximately 45.45 shares of Common Stock; has certain redemption features; and does not pay a dividend. Conversion is mandatory upon the occurrence of a qualified public offering, as defined. In the event of a voluntary or involuntary liquidation, the holders of the Series A Convertible Preferred Stock have, as to any distribution of assets, a preference to the holders of Common Stock in an amount aggregating $18,879,000 at September 24, 2000 or $50.00 per outstanding share. Holders of the Series A Convertible Preferred Stock may not request redemption prior to January, 2005, except in the event of a change in control of the Company or a default, prior to January, 2002. Under the Securities Purchase Agreement an event of default includes the Company's failure to receive approval of the Board of Directors of its e-Commerce business plan and its failure to use $7.5 million of proceeds from the private placement for its e-Commerce business plan. The redemption price of the Series A Convertible Preferred Stock is equal to $50.00 per share. The Company has no right to call or redeem any shares of the Series A Convertible Preferred Stock.

     During the thirty-nine weeks ended September 24, 2000, holders of 27,125 shares of Series A Convertible Preferred Stock converted their shares into 1,232,948 shares of Common Stock of the Company.

6.   Operations

     The Company has reported losses from operations for more than five years and had an accumulated deficit of $67,413,000 on September 24, 2000. Under the terms of the agreement related to the Company's subordinated notes, as well as under the terms of its revolving credit agreement with Congress Financial (Western), the Company is required to maintain certain financial covenants and is prohibited from incurring additional indebtedness from third parties. From time to time, the Company's financial condition or financial performance has fallen out of compliance with some of these covenants, and the Company has obtained amendments or waivers of any resulting default from its lenders. The Company may continue to have a need to seek waivers in the future, and its lenders may refuse to grant them at that time.

     Management is pursuing programs to improve its liquidity, including the introduction of new product lines and marketing strategies to increase cash flow, increased emphasis on institutional sales, the sale of certain assets and cost-cutting initiatives. Management is confident that these new programs, or if necessary the use of cash presently allocated to e-Commerce uses or a restructuring of the Company's subordinated debt, along with projected cash flow, available cash on hand and available borrowing capacity will be sufficient to fund the Company's requirements for working capital, capital expenditures (currently estimated to be approximately $2,000,000 in the next twelve months) and debt repayments ($2,524,000 in the next twelve months).

PART I, ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These statements include those related to the Company's plans for sales through e-Commerce and business-to-business channels; management's strategy of opening new stores, remodeling existing stores and improving the Company's marketing approach; management's programs to increase cash flow and liquidity and those related to management's expectation that the Company will achieve profitability. They also include statements throughout the report using such forward-looking terminology as "may," "will," "expect," "anticipate," "continue," "estimate," or the negative of these terms or other comparable terminology. These statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. Among other things,

     o e-Commerce and business-to-business sales are new businesses for the Company and there is no history of success;

     o    demand for and acceptance of the Company's products could decrease;

     o    the retail environment could deteriorate;

     o the ability of the Company to execute its future operating strategies remains unproven;

     o the Company's planned marketing and promotional campaigns may not be successful;

     o developer delays, weather and other conditions could slow the opening of new stores; and

     o    competition from existing and new competitors could increase.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal cash needs are for funding capital expenditures to open new showrooms and remodel existing showrooms; for manufacturing samples of upholstered furniture for display in its new and existing showrooms as well as to purchase merchandise from other manufacturers that complements the upholstered furniture manufactured and displayed by the Company; for funding capital expenditures related to the improvement and maintenance of its management information systems; to fund the development and deployment of the Company's business to business and e-Commerce strategy; and to pay interest on its debt. Beginning on March 31, 2001 and quarterly thereafter, the Company will also require cash to make the scheduled principal payments on its subordinated notes. The cash required for funding production and fulfillment of customer orders is typically provided by the Company's customers from a deposit made at the time an order is placed.

     In recent periods, the Company has incurred additional debt and raised equity capital to cover operating deficits and to finance its strategies. As more fully described in Note 5 to the Consolidated Financial Statements, on January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock, net proceeds from which totaled $18,700,000; of this amount, $7,500,000 is earmarked for the development and implementation of the Company's business to business and e-Commerce initiatives. On May 5, 2000, the Company and the holders of its subordinated notes exercised their respective options to eliminate cash interest on the subordinated notes for the period March 1, 2000 through March 31, 2001 in exchange for issuance of 24,702 shares of Series A Convertible Preferred Stock.

     The Company has reported losses from operations for more than five years and had an accumulated deficit of $67,413,000 on September 24, 2000. Under the terms of the agreement related to the Company's subordinated notes, as well as under the terms of its revolving credit agreement with Congress Financial (Western), the Company is required to maintain certain financial covenants and is prohibited from incurring additional indebtedness from third parties. From time to time, the Company's financial condition or financial performance has fallen out of compliance with some of these covenants, and the Company has obtained amendments or waivers of any resulting default from its lenders. The Company may continue to have a need to seek waivers in the future, and its lenders may refuse to grant them at that time.

     Management is pursuing programs to improve its liquidity, including the introduction of new product lines and marketing strategies to increase cash flow, increased emphasis on institutional sales, the sale of certain assets and cost-cutting initiatives. Management is confident that these new programs, or if necessary the use of cash presently allocated to e-Commerce uses or a restructuring of the Company's subordinated debt, along with projected cash flow, available cash on hand and available borrowing capacity will be sufficient to fund the Company's requirements for working capital, capital expenditures (currently estimated to be approximately $2,000,000 in the next twelve months) and debt repayments ($2,524,000 in the next twelve months).

     As of September 24, 2000, the Company had cash and cash equivalents of $7,295,000, $7,118,000 of which is earmarked for business to business and e-Commerce initiatives, and unused borrowing capacity under its revolving credit agreement of approximately $1,730,000. Cash flow activity for the thirty-nine weeks ended September 24, 2000 and September 26, 1999 is presented in the Consolidated Statement of Cash flows.

Cash Flow - Thirty-nine weeks ended September 24, 2000

     During the thirty-nine weeks ended September 24, 2000, cash and cash equivalents increased by $7,215,000. Operating activities used net cash of $6,747,000, principally from a cash loss from operations of $3,883,000; a decrease in accounts payable and other liabilities of $4,982,000, and increases in accounts receivable of $1,583,000 and prepaid expenses and other assets of $37,000, all of which were offset in part by increased customer deposits of $3,214,000 and a decrease in inventories of $524,000. Investing activities during the period included capital expenditures of $4,205,000 which was used primarily to open twelve new showrooms, to fund capital requirements of the ongoing upgrade of the management information systems infrastructure, and to remodel two stores. Financing activities during the period consisted principally of net proceeds of $18,700,000 from the sale of 380,000 shares of Series A Convertible Preferred Stock, net payments of $241,000 on the Company's

Revolving Credit Facility and $292,000 of principal payments on other indebtedness. Non-cash financing activities included the issuance of 24,702 shares of Series A Convertible Preferred Stock valued at $2,175,000 in payment of interest on subordinated notes for the period from March 1, 2000 through March 31, 2001.

Cash Flow - Thirty-nine weeks ended September 26, 1999

     Cash and cash equivalents at September 26, 1999 remained unchanged. During the thirty-nine weeks ended September 26, 1999, operating activities used net cash of $1,197,000, principally from a cash loss from operations of $2,910,000 and increases in inventories, prepaid expenses and accounts receivable of $3,906,000, $232,000 and $24,000, respectively, all of which were partially offset by increases in customer deposits, and accounts payable and other liabilities of $3,020,000 and $2,855,000, respectively. Investing and financing activities during the period included capital expenditures of $3,404,000 and net borrowings of $4,601,000 primarily from the Company's Revolving Credit Facility.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statement of Operations:

                                        Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                    ----------------------------  ----------------------------
                                    September 24,  September 26,  September 24,  September 26,
                                         2000           1999          2000           1999
                                    -------------  -------------  -------------  -------------
Net sales                               100.0%         100.0%         100.0%         100.0%
Cost of sales                            45.2           46.4           45.3           45.8
                                        -----          -----          -----          -----
Gross profit                             54.8           53.6           54.7           54.2

Operating expenses:
    Selling                              49.6           51.0           50.9           49.8
    General and administrative            7.9            7.9            8.4            7.6
    Amortization of goodwill              0.7            0.7            0.7            0.7
                                        -----          -----          -----          -----
                                         58.2           59.6           60.0           58.1
                                        -----          -----          -----          -----

Loss from operations                     (3.4)          (6.0)          (5.3)          (3.9)

Interest expense                         (2.6)          (2.6)          (2.3)          (2.2)

Other income (expense)                     .1             --             --             --
                                        -----          -----          -----          -----

Net loss                                 (5.9)%         (8.6)%         (7.6)%         (6.1)%
                                        =====          =====          =====          =====

                                                        Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                   ------------------------------   ------------------------------
                                                   September 24,    September 26,   September 24,    September 26,
                                                       2000            1999             2000             1999
                                                   -------------    -------------   -------------    -------------
Stores open at beginning of period                       96              89               91               85
Stores opened during period                               4               4               12               11
Stores closed during period                               1               3                4                6
                                                      -----            ----          -------           ------
Stores open at end of period                             99              90               99               90
                                                      =====            ====          =======           ======
Average sales per showroom(1)                         $ 384            $391          $ 1,169           $1,172
Comparable store sales increase (decrease)(2)          (2.4)%           4.9%            (1.6)%            7.1%

--------------------
(1) Based upon the weighted average number of stores open during the period indicated.

(2) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.

Thirteen weeks ended September 24, 2000 compared to thirteen weeks ended September 26, 1999

        Net Sales. Net sales for the thirteen weeks ended September 24, 2000 were $37,509,000 compared to $34,719,000 for the comparable period of fiscal 1999. The overall $2,790,000 increase in net sales was composed of a $5,103,000 increase from new stores and $119,000 of sales from the CastroContract division offset in part by a $797,000 or 2.4% decrease in same store sales and a $1,635,000 decrease from closed stores.

        Gross Profit. Gross profit was 54.8% of net sales in the thirteen weeks ended September 24, 2000, as compared to 53.6% of net sales for the comparable period of fiscal 1999. The increase in gross profit was primarily the result of greater efficiencies in manufacturing operations..

        Selling Expenses. Selling expenses were $18,603,000 or 49.6% of sales in the thirteen weeks ended September 24, 2000 compared to $17,690,000 or 51.0% of sales in the same period last year. The increase of $913,000 in selling expenses was primarily due to higher occupancy costs related to new store openings. The reduction in selling expenses as a percentage of sales resulted primarily from expense reductions put in place at the beginning of the quarter.

        General and Administrative Expenses. General and administrative expenses increased by $237,000 but remained constant as a percentage of sales at 7.9% for the quarter ended September 24, 2000 as compared to the quarter ended September 26, 1999. Approximately $99,000 of the total increase is related to expenses of the e-Commerce initiative, with the balance of the increase consisting primarily of costs incurred in connection with the Company's management information systems conversion.

        Interest Expense. Interest expense, including amortization of debt discounts and deferred financing costs, net of interest income, for the quarter ended September 24, 2000 increased by $76,000 over the same period in the prior fiscal year. Interest expense increased due to higher average outstanding revolving debt, higher interest rates as well as higher interest expense on the subordinated notes as more fully described in Note 5 to the Consolidated Financial Statements. Partially offsetting these increases was interest earned on invested funds. Interest expense consists of the following:

                                                      Thirteen Weeks Ended
                                                   -----------------------------
                                                   September 24,   September 26,
                                                       2000            1999
                                                   -------------   -------------
                                                          (in thousands)
        Interest expense on debt                        $  911        $705
        Amortization of debt discounts and
          deferred financing costs                         220         193
                                                        ------        ----
                                                         1,131         898
        Interest income                                    157          --
                                                        ------        ----
        Interest expense, net                           $  974        $898
                                                        ======        ====

        Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the third quarter of fiscal 2000 or fiscal 1999 due to uncertainties regarding the realization of deferred tax assets available.

        Net Loss. As a result of the above factors, the net loss was $2,217,000 for the quarter ended September 24, 2000 as compared to a loss of $2,940,000 in the same period of the prior fiscal year. Net loss per share in the 2000 quarter was $0.10 versus a loss of $0.13 in the same period of fiscal 1999.

Thirty-nine weeks ended September 24, 2000 compared to thirty-nine weeks ended September 26, 1999

        Net Sales. Net sales for the thirty-nine weeks ended September 24, 2000 were $111,825,000 compared to $104,483,000 for the comparable period of fiscal 1999, representing an increase of $7,342,000 or 7.0%. The overall $7,342,000 increase in net sales is attributable to a $14,703,000 increase from new stores, and $578,000 of sales of the CastroContract division offset in part by a decrease of $ 6,378,000 from closed stores and a $1,561,000 or 1.6% decrease in same-store sales.

        Gross Profit. Gross profit was 54.7% of net sales in the thirty-nine weeks ended September 24, 2000, as compared to 54.2% of net sales for the comparable period of fiscal 1999. The increase in the gross profit rate was primarily the result of greater efficiencies in manufacturing operations.

        Selling Expenses. Selling expenses were $56,904,000 or 50.9% of sales in the thirty-nine weeks ended September 24, 2000 compared to $52,057,000 or 49.8% of sales in the same period last year. Selling expenses increased primarily due to higher variable expenses related to increased sales volume, higher occupancy costs related to new store openings, higher advertising costs as a result of increased use of color circulars, and higher delivery expenses that are transitional in nature and related to the Company's strategic decision to increase its use of outsourcing. These increases were offset in part by expense reductions put in place at the beginning of the third quarter of fiscal 2000.

        General and Administrative Expenses. General and administrative expenses increased by $1,406,000 and as a percentage of sales rose from 7.6% for the thirty-nine weeks ended September 26, 1999 to 8.4% for the thirty-nine weeks ended September 24, 2000. Approximately $620,000 of the total increase is related to expenses of the e-Commerce initiative, consisting primarily of strategy consulting costs and costs incurred in connection with the Company's management information systems conversion. The remainder of the increase is primarily a result of higher payroll costs.

        Interest Expense. Interest expense, including amortization of debt discounts and deferred financing costs, net of interest income, for the thirty-nine weeks ended September 24, 2000 increased by $260,000 over the same period in the prior fiscal year. Interest expense increased due to higher average outstanding revolving debt and related increases in interest rates as well as higher interest expense on the subordinated notes as more fully described in Note 5 to the Consolidated Financial Statements. Partially offsetting these increases was interest earned on invested funds.

         Interest expense consists of the following:

                                                   Thirty-nine Weeks Ended
                                               -------------------------------
                                               September 24,     September 26,
                                                    2000              1999
                                               -------------     -------------
                                                      (in thousands)
        Interest expense on debt                  $2,362             $1,586
        Amortization of debt discounts and
          deferred financing costs                   635                743
                                                  ------             ------
                                                   2,997              2,329
        Interest income                              408                 --
                                                  ------             ------
        Interest expense, net                     $2,589             $2,329
                                                  ======             ======

        Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the thirty-nine weeks ended September 24, 2000 or fiscal 1999 due to uncertainties regarding the realization of deferred tax assets available.

        Net Loss. As a result of the above factors, the net loss was $8,423,000 for the thirty-nine weeks ended September 24, 2000 as compared to a loss of $6,425,000 in the same period of the prior fiscal year. Net loss per share in the 2000 period was $0.49 versus a loss of $0.29 in the same period of fiscal 1999. The year-to-date 2000 loss per share for the thirty-nine weeks ended September 24, 2000 reflects a one-time $2,591,000 (or $0.12 per share) deemed dividend to holders of the Company's Series A Convertible Preferred Stock.

Recent Accounting Pronouncements

        During the second quarter of fiscal year 2000, Emerging Issues Task Force (EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 governs the accounting treatment and classification of the Company's delivery revenues and certain of its delivery expenses and will be adopted by the Company in the fourth quarter of the current fiscal year. The adoption of this EITF will only affect the classification of revenues from deliveries to its customers and certain delivery expenses related to shipping and handling of the Company's product and will not affect the Company's net income (loss).

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security-Holders

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended September 24, 2000

        10.1 Waiver of Default and Consent to Amendment of Business Plans, between the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P. and GE Capital Equity Investments, dated as of July 17, 2000.

        10.2 Agreement between the Company, General Electric Capital Corporation and Japan Omnibus Ltd. Dated August 9, 2000.

        10.3 Waiver of Supplemental Purchase Agreement by General Electric Capital Corporation and Japan Omnibus Ltd. dated October 20, 2000.

        27.1  Financial Data Schedule (EDGAR version only)

        (b)   Reports on Form 8-K

              None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KRAUSE'S FURNITURE, INC.
                                            (Registrant)


Date: November 8, 2000                      /s/ Philip M. Hawley
                                            ------------------------------------
                                                Philip M. Hawley
                                                Chairman of the Board and Chief
                                                Executive Officer
                                                (Principal Executive Officer)



Date: November 8, 2000                      /s/ Robert A. Burton
                                            ------------------------------------
                                                Robert A. Burton
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

  10.1 Waiver of Default and Consent to Amendment of Business Plans, between the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P. and GE Capital Equity Investments, dated as of July 17, 2000.

  10.2 Agreement between the Company, General Electric Capital Corporation and Japan Omnibus Ltd. Dated August 9, 2000.

  10.3 Waiver of Supplemental Purchase Agreement by General Electric Capital Corporation and Japan Omnibus Ltd. dated October 20, 2000.

  27.1     Financial Data Schedule (EDGAR version only)