Form 10-K
period 2000-12-24
KRAUSES FURNITURE INC
filed 2001-04-10
CIK 701974

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934]

For the fiscal year ended December 24, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

        As of March 30, 2001 the aggregate market value of Registrant's $.001 par value Common Stock held by non-affiliates was approximately $5,007,197 based on the closing price for the stock. As of March 30, 2001 there were 23,604,865 shares of $.001 par value common stock outstanding.

        Documents Incorporated by Reference: Proxy Statement for 2001 Annual Meeting of Stockholders with respect to information required in Part III.

        This Annual Report on Form 10-K, particularly the discussions under the headings "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These statements include those related to the Company's plans for sales through business-to-business channels; management's strategy for closing underperforming stores, opening new stores and improving the Company's marketing approach; and those related to management's expectation that the company will return to profitability. They also include statements throughout the report using such forward-looking terminology as "may," "will," "expect," "anticipate," "continue," "estimate," or the negative of these terms or other comparable terminology. These statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. Among other things,

        -   we lack experience in business-to-business sales;

        -   demand for and acceptance of the Company's products could decrease;

        - the retail environment and the ability of the Company to execute its operating strategies could deteriorate;

        - the company's planned marketing and promotional campaigns may not be successful;

        - developer delays, weather and other conditions could slow the opening of new stores;

        -   power outages in California could disrupt operations; and

        -   competition from existing and new competitors could increase.

        These risks and the other economic, competitive and other factors noted elsewhere in this Form 10-K and in filings recently made by the Company with the Securities and Exchange Commission, including the Company's Form 10-Q and a Registration Statement on Form S-3, which became effective on May 23, 2000, constitute cautionary statements that identify risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

                             DESCRIPTION OF BUSINESS

        THE COMPANY. The Company is a leading vertically integrated manufacturer, retailer and wholesaler of made-to-order upholstered furniture and accessories. At December 24, 2000, the Company operated ninety-nine furniture showrooms under the Krause's (eighty-three showrooms) and Castro Convertibles (sixteen showrooms) brand names in fourteen states, with fifty-seven of those showrooms in California and in the New York City metropolitan area, including New York, New Jersey and Connecticut. Customers can choose from more than sixty styles and forty sizes of sofas, incliners, recliners, sectionals, sofabeds and chairs, which they can customize with eight hundred fabrics and fifty leathers. The Company believes that it has developed a reputation for delivering high quality, custom-crafted furniture at prices comparable to those of mass-produced, sold-as-shown furniture.

        In September 2000, the Company announced a major expansion of its Contract Division which does business under the name of Castro Designs International. This division seeks to obtain large orders from customers in the hospitality market, including hotels and motels, healthcare market, including assisted living and retirement homes, and college and university markets. The Contract Division has retained a nationwide network of over 60 contract sales representatives to assist it in marketing its products to customers in these markets. The product offering is similar to the upholstered products found within the Company's furniture showrooms. In addition, the Contract Division is capable of modifying styles to tailor its furniture to meet the exact needs of its customers and often builds its furniture using the customer's own fabric.

        RECENT DEVELOPMENTS.

        In February, 2001, the Company made the decision to close approximately 15 underperforming showrooms. The Company will take a fiscal 2001 first quarter charge of approximately $3.1 million to cover the related costs associated with the closures, lease terminations and/or subletting of these showrooms. See "Business Strategy" for additional information.

        In the fourth quarter of fiscal 2000, the management of the Company reviewed its long-lived and intangible assets for possible impairment in connection with the economic downturn being experienced in the home furnishings industry, the plans to close selected underperforming showrooms and the continuing losses. Based on this review, the Company recorded a non-cash impairment loss of $1,989,000 in its financial statements in the fourth quarter of fiscal 2000.

        On January 14 and 19, 2000, the Company completed a $19 million private placement of its Series A Convertible Preferred Stock which was led by TH Lee.Putnam Internet Partners, L.P.("THLi") and GECC. The proceeds were used to pay down debt, for general corporate purposes and to develop and implement an e-Commerce strategy.

        On January 4, 2000, the Company's Board of Directors voted to change its fiscal year end to the Sunday closest to December 25, effective as of December 26, 1999. All references to fiscal 1999 refer to the forty-seven week transition period ended December 26, 1999.


        INDUSTRY OPPORTUNITY AND COMPETITIVE STRENGTHS The Company believes a number of macroeconomic factors influence furniture sales, including existing home sales, housing starts, consumer confidence, availability of credit, interest rates and demographic trends. Management believes favorable fundamental trends in home building and demography will continue to drive growth in the furniture industry.

        The furniture market is large and diversified. Because the market for custom crafted furniture is highly fragmented, the Company believes that manufacturers with strong brand name recognition, broad distribution and a good value to price ratio are positioned to increase market share.

- Reputation for Value and Selection; Brand Names. The Company believes that it has attained a reputation for high quality, custom-crafted furniture at prices comparable to those of mass-produced, sold-as-shown furniture. For over 28 and 70 years, respectively, Krause's and Castro Convertibles have developed a reputation for selection, quality, price and service. The Company believes that its reputation and strong brand recognition influence customer-purchasing decisions and will help the Company expand its distribution in existing markets and penetrate new markets.

- Experienced Management Team. The Company has an experienced management team with extensive retailing experience, led by Philip M. Hawley, the former Chairman and Chief Executive Officer of The Broadway Stores, Inc. This management team has adopted business and marketing strategies designed to leverage the Company's existing brand name recognition and distribution system and appeal to its existing broad customer base. The management team has a substantial equity stake in the Company.

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

- Well Located Retail Distribution Network. As of December 24, 2000, the Company operated 99 showrooms, primarily in California and the New York City metropolitan area, and in selected other markets in the Southwest, Northwest and Midwest. The Company believes that its showrooms are in many markets that have favorable demographics and longterm upward economic trends, and that a substantial majority of its showrooms are located in high traffic areas. In addition, many showrooms are near other furniture retailers, where the Company believes it can benefit from increased traffic of furniture customers and from comparison shopping, typically by shoppers who compare Company products to those of sold-as-shown retailers or premium-priced custom manufacturers.

- Nationwide Network of Contract Sales Representatives. The Company has a nationwide network of over 60 manufacturers representatives that market the Company's products to designers and purchasers that represent the hospitality, healthcare and college and university markets.

BUSINESS STRATEGY. The Company intends to leverage its competitive strengths in order to increase its sales volumes, improve its overall financial performance and enhance its market position. The Company is attempting to achieve these objectives by pursuing the following strategies:

- Leverage Manufacturing Expertise and Capacity. The Company plans to leverage its manufacturing expertise and capacity by aggressively pursuing the contract furniture business in the hospitality, health care and college and university markets. The Contract Division has retained a nationwide network of over 60 sales representatives who are seeking to obtain large orders from customers in these markets.

- Close Underperforming Showrooms. The Company plans to close approximately 15 underperforming showrooms during the course of fiscal 2001. The Company will record a charge of approximately $3.1 million in the first quarter of fiscal 2001 to cover the related costs associated with the closures, lease terminations and/or subletting these locations.

- Increase Showroom Productivity. In fiscal 2000, the Company's sales per square foot of selling space averaged $137, $148 if the showrooms that will be closed in fiscal 2001 had been closed as of the beginning of fiscal 2000. To further increase showroom productivity the Company has taken a number of steps including replacing the Senior Vice President of Stores with a more sales oriented executive, adding new regional sales managers and reducing the number of stores supervised by the regional sales managers, and centralizing administrative functions previously performed by the regional sales managers in order to provide them with more time to focus on sales and training. The Company further plans to intensify sales training and increase the sales staff, who work on a commission basis, by approximately 10%.

- Launch New Technology Platform. The Company has completed development of a comprehensive technology platform that is expected to have three near-term applications - an institutional web site, for use by customers and potential customers of Castro Designs International, a retail consumer web site and an in-store web site, for use by sales associates in closing sales. Based on state-of-the-art visualization tools, the platform is intended to enable institutional and retail customers to interact with a dynamic electronic catalogue to create a truly custom product. With the electronic catalogue and assisted design tools, a customer can experiment with countless styles, colors, patterns and fabrics in customizing the furniture, accessories and layout of an entire room. The Company launched the web site for institutional customers in January, 2001 and expects to launch the other web sites when economic conditions improve.

- Develop New Products; Increase Sales of Complementary Products. The Company has put in place a new product development program, which freshens showroom inventories and introduces new styles and fabrics to customers. In addition, although the Company intends to continue to focus on the manufacture and sale of upholstered products, as a part of its merchandising approach, it promotes the sale of other products, including accessories supplied by third parties such as tables, lamps, entertainment centers, area rugs and wall decor, custom-made chairs, recliners and promotionally priced leather sofas and loveseats. The Company believes these additional merchandise classifications have broadened the Company's offerings and contributed to increased sales per square foot.

- Leverage the Castro Franchise. In 1993, the Company acquired certain assets principally related to the retail operations of Castro Convertible Corporation, including the "Castro Convertibles" tradename and trademark and retail store locations. Castro Convertibles, which started business in 1931, has been known throughout the East Coast for its quality sofabed products and was an early pioneer in developing the tri-fold sofabed mechanism. The Company has leveraged this strong brand awareness by adding a Castro Convertibles gallery in all of its Krause's remodeled and new showrooms, and by conducting its contract furniture business under the Castro Designs International name.

- Add New Showrooms in Existing Markets. After the current economic slowdown in the home furnishings industry ends, the Company plans to continue to expand its presence in markets where it has an existing base of showrooms so that it can leverage its brand name recognition and marketing efforts as well as its existing distribution network and management. The Company estimates that it has not less than 35-40 long term opportunities to open showrooms in existing markets. Since 1997 the Company has opened thirty-seven new showrooms, fourteen of which were opened during fiscal 2000, and expects to open two additional showrooms in fiscal 2001.


        Sales Channels. The Company sells its products through leased retail showrooms in 14 states and through Castro Designs International. Retail showrooms in California, Colorado, Arizona, Nevada, Texas, New Mexico, Washington, Oregon and Illinois operate under the name KRAUSE'S CUSTOM CRAFTED FURNITURE(R), KRAUSE'S SOFA FACTORY(R) or KRAUSE'S SOFAS(R). The Company intends to convert all of these showrooms to operate under the name KRAUSE'S CUSTOM CRAFTED FURNITURE(R). Retail showrooms in New York, New Jersey, Connecticut, Georgia, and Florida are operated under the name CASTRO CONVERTIBLES(R) or CASTRO CUSTOM FURNITURE AND CONVERTIBLES(R). The Company intends to convert all of these showrooms to operate under the name CASTRO CUSTOM FURNITURE AND CONVERTIBLES(R). Showroom locations are selected on the basis of strictly defined criteria, including expected population growth, desirable target consumer demographics and psychographics, high visibility with easy access from major thoroughfares, adequate parking facilities and proximity to other furniture retailers.

        Selling space in retail showrooms varies in size from 1,850 square feet to 23,400 square feet with an average size of 11,500 square feet. The typical showroom displays approximately 50 to 60 styles in coordinated furniture groupings to illustrate the diversity and availability of contemporary and traditional upholstered furniture.

        When a customer makes a selection, a sales associate collects a down payment and immediately enters the order in the Company's computer system through a terminal at the showroom. The order, reflecting the customer's exact specifications of style, color, size, configuration and fabric, is then sent to the Company's factory in Brea, California for manufacturing.

        The Company also sells its products through a nationwide network of approximately 60 representatives who market products to the hospitality, healthcare and college and university markets. The representatives are not employed by the Company and are compensated by commission.

        Finally, with the launch of its consumer web site the Company intends to sell its products over the web. Management does not believe that sales through this channel will be material but does believe the web site will increase the number of consumers going into its retail showrooms.

        REMODELING AND EXPANSION. The Company has completed a substantial portion of its remodeling program. Key components of this program included establishing design centers in prominent locations within showrooms to highlight fabric selection, creating decorated room settings, adding new lighting and carpeting, developing consistent and highly visible signage, and integrating the Castro Convertibles brand name and products into its Krause's Custom Crafted Furniture showrooms. As part of this program, the Company has remodeled 38 showrooms with only a small number of showrooms remaining to be remodeled and/or renamed. The remodeled showrooms are designed to present a more appealing environment to the consumer, emphasizing the Company's wide array of styles and fabric selections, and highlight the consumer's ability to customize furniture selections to suit individual taste. The Company anticipates that it will recover the cost of each remodeled showroom in approximately one year through increased sales after the remodeling.

        The Company is also seeking to expand its presence in existing markets to increase sales and market share. This will enable the Company to leverage its brand name recognition and take advantage of the advertising umbrella and infrastructure that currently exists. It will also focus on areas with strong demographics and economic performance. The Company has opened thirty-seven new showrooms, fourteen of which were opened during fiscal 2000, since it began its expansion program. In addition, as leases expire on showrooms that are not located in prime retail areas, but are in favorable markets, the Company will attempt to move those showrooms to more suitable locations.

        MERCHANDISING AND ADVERTISING. The Company presents its product in an environment that emphasizes the wide array of styles and fabric selections available and highlights the customer's ability to customize furniture to suit individual taste. Decorated room settings, centralized design centers, signature carpeting and enhanced lighting are features found in most of the Company's showrooms.

        The Company continues to implement new merchandising programs designed to maintain its fashion-forward position and expand its customer base. Smaller scaled condominium-size frames were introduced to reflect the growing trend toward smaller-sized homes.

        The Company advertises primarily through newspapers, utilizing both in-paper insertions and freestanding color inserts. The Company supplements its weekly newspaper campaign with shared-mail color fliers, radio commercials and traffic/weather/news sponsorships during holiday and special event marketing periods. The Company continues to refine its marketing message, including in its advertising a broader presentation of selection, style and value under a promotional umbrella.

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

Because the Company typically views sales of these furniture products and accessories as incremental to, rather than in lieu of, sales of the Company's own upholstered furniture products, the Company has increased the promotion and sale of these complimentary furniture products and accessories. Merchandise purchased from other suppliers accounted for approximately 15.7%, 13.2% and 10.4% of net revenues in fiscal 2000, 1999 and 1998 respectively.

        In order to be responsive to changing customer demands, the Company will continue to develop new products. Since 1996, the Company has introduced 43 new sofa styles and 21 new chair styles. In addition, the Company is committed to periodically update its inventory of 800 fabrics by replacing slow-moving, out-of-style fabrics with more contemporary designs.

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

        Upholstering takes place along an assembly line. Several individuals work on each frame, each specializing in an area of responsibility -- springs, outside body, seat, arm, inside body and so on. While the frame is upholstered, seat cushions are filled with the customer's selection of either down, standard foam or a Foreverflex(R) or Foreverflex Plus(R) insert (the Company's proprietary seating materials). The Foreverflex(R) and Foreverflex Plus(R) cushion inserts are high-density foam cushion which are injection molded with springs suspended within the foam. An outside supplier makes the Foreverflex(R) and Foreverflex Plus(R) cushion insert to strict Company specifications and provides a lifetime guarantee. Every piece of finished upholstered furniture undergoes a quality control inspection during production and again prior to shipment from the factory to the local distribution center.

        The Company generally has adequate inventories of raw materials and other supplies on hand to fill customer orders and expects its suppliers to satisfy its requirements shortly before materials are used in production.

        The Company builds approximately 750 pieces of upholstered furniture per day in two shifts. This output represents approximately 60% of double shift manufacturing capacity. The level of production primarily reflects customer orders, because the Company does not manufacture units for inventory.

        When an order has completed the manufacturing or outside purchasing process, it is shipped to a regional warehouse for the final preparation and delivery to the customer. The Company uses outside delivery services, as well as its own personnel in certain areas, for deliveries.

        BACKLOG. The Company turns its manufacturing backlog approximately every 23 to 28 days. Backlog as of December 24, 2000 was approximately $9.3 million compared to approximately $8.6 million at December 26, 1999 and approximately $11.3 million at January 31, 1999.

        SUPPLIERS AND MATERIALS. Many suppliers currently provide the Company with the materials used in manufacturing its upholstered furniture products. The Company's ten largest suppliers provided it with 70.7% of its purchased raw materials during the fiscal year ended December 24, 2000, including two such suppliers that provided approximately 15.8% and 9.8%. The Company is dependent on the continued supply of components and raw materials, including frame components, fabrics, leather, foam and sofabed and motion mechanisms. Management constantly seeks new suppliers and better prices through competitive bidding and the qualification of alternative sources of supply. If the Company could not develop alternative sources of supply when needed or failed to obtain sufficient single-source products, components and raw materials, the resulting loss in production capability would adversely affect the Company's sales and operating results.

        TRADEMARKS AND PATENTS. The Company holds trademarks and patents registered in the United States for some of its products and processes. The Company has a registered trademark and/or servicemark in the United States for the Krause's Sofa Factory(R), Krause's Custom Crafted Furniture(R) and Castro Convertibles(R) names and logos and the name Foreverflex(R). Applications to register several trademarks deemed material to the Company's business have been made for Castro Custom Furniture & Convertibles, Castro Contract, Castro Designs and Castro Designs International. Trademarks which the Company considers important to its business have expiration dates ranging from May 13, 2002 to July 19, 2009, but each is renewable in perpetuity. The Company also has other trademarks, both registered and unregistered, that the Company believes are not material to its business or to any ongoing product lines.

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

        EMPLOYEES. The majority of the Company's employees are not unionized and many have worked for the Company for more than ten years. A union contract covers approximately 40 retail employees in the greater New York area. At December 24, 2000, the total work force numbered approximately 1,054, with approximately 437 working in manufacturing, 507 in retail and warehousing operations, and 110 in administration.

        COMPETITION. The home furnishings industry is highly competitive and fragmented, and includes competition from traditional furniture retailers, department stores, discount and warehouse outlets as well as internet retailers, most of whom do not have a "bricks and mortar" presence. Certain companies which compete directly with the Company have greater financial and other resources than the Company. The Company competes on a national level with Ethan Allen Inc., Levitz Furniture, Leather Center, Inc., Expressions and traditional department stores, among others. The Company also competes on a regional basis. In New York, New Jersey and Chicago, the Company's primary competitor is Jennifer Convertibles, Inc., and in the Western United States the Company's primary regional competitors include Homestead House, Inc., The Leather Factory and Norwalk Furniture Corporation (the latter of which also competes in the Midwest market). In Houston, Texas, the Company's primary regional competitor is Star Furniture Company. Expressions, Norwalk Furniture Corporation and Ethan Allen Inc., like the Company, manufacture their own upholstered products and offer "made-to-order" customization similar to that provided by the Company. Levitz Furniture primarily addresses the low to middle end "as shown" market, whereas traditional department stores typically focus on the middle to upper end "as shown" market.

        INSURANCE. The Company purchases occurrence-based product liability insurance in an amount it believes is adequate.


                      RISK FACTORS RELATING TO THE BUSINESS

       LACK OF PROFITABLE OPERATIONS; ACCUMULATED DEFICITS. The Company has reported losses from operations in each of the past five years and had an accumulated deficit of $71.8 million at December 24, 2000. If losses from operations continue, they could adversely affect the market price for the common stock and the Company's ability to maintain existing financing and obtain new financing. There can be no assurance that the Company will achieve profitability in the future.

        CAPITAL REQUIREMENTS; RESTRICTIONS ON COMPANY'S ABILITY TO OBTAIN ADDITIONAL CAPITAL. The Company believes that the remaining proceeds from its January, 2000, $19 million Series A Convertible Preferred Stock private placement, borrowings under its Revolving Credit Facility, borrowings under its standby credit facility, and internally generated funds will be sufficient to fund its requirements for working capital and capital expenditures through the end of fiscal 2001. The Company may need to raise additional funds to finance its on-going operations through either debt or equity financing, and there can be no assurance that the Company's financial performance will enable it to do so on terms acceptable to the Company. Beginning in fiscal 2002, the Company will require funds to begin making required principal and interest payments on its subordinated debt.

       The Company's existing secured revolving credit facility provides for borrowings of up to $15 million, is subject to maturity in March 2002, imposes borrowing base limitations, requires the Company to maintain financial covenants for adjusted net worth and limits it from incurring future additional indebtedness from third parties. Consequently, if the Company needs any significant additional infusion of capital, it may have to issue additional equity. Such additional capital, if raised, is likely to dilute the interest of the Company's stockholders. Substantially all of the Company's assets are pledged as collateral for repayment of existing indebtedness. The Company's collateral pledge may make it more difficult for the Company to obtain additional financing on advantageous terms, if at all.

       LEVERAGE AND ABILITY TO SERVICE FIXED CHARGES. At December 24, 2000, the Company had $25.2 million of long-term debt and had a negative tangible net worth (stockholders' equity less intangible assets) of $17.8 million. For the fifty-two weeks ended December 24, 2000, earnings before interest, taxes, depreciation and amortization were negative $4.3 million including an asset impairment charge of $2.0. A high percentage of the Company's operating expenses are relatively fixed, including approximately $1.9 million per month in lease payments.

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

       NO ASSURANCE OF SUCCESSFUL IMPLEMENTATION OF BUSINESS STRATEGIES. The Company's near-term business strategies include (i) leveraging its manufacturing expertise and capacity by aggressively pursuing the contract furniture business,
(ii) closing underperforming stores, (iii) increasing showroom productivity,
(iv) launching a new technology platform, (v) developing new products, (vi) leveraging the Castro franchise, and (vii) adding new showrooms in existing markets after the current economic slowdown in the home furnishings industry ends. The Company's inability to achieve any of these goals could have a material adverse effect on the Company's business, financial conditions and results of operations as well as the market value of its common stock. See"Business Strategy".

       DEPENDENCE UPON CHIEF EXECUTIVE OFFICER AND KEY PERSONNEL. The Company's future performance will depend to a large extent upon the efforts of Philip M. Hawley and other members of its executive management team. The loss of the services of Mr. Hawley or other key members of the team could have an adverse effect on the Company. The Company has an Employment Agreement with Mr. Hawley, pursuant to which the Company has agreed to employ Mr. Hawley for a term ending on December 31, 2001.

       POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. Because the Company sells most of its products on a made-to-order basis with a two-to-four week delivery cycle, it typically operates with about 30 days of backlog. As a result, quarterly sales and operating results generally depend on the volume and timing of orders and the Company's ability to fulfill orders within a quarter, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand for the Company's products in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company plans to increase certain cash expenditures in connection with the implementation of its Castro Designs International contract division strategy. To the extent that such expenditures precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected. In addition, the Company's operating results are affected by a variety of factors, including consumer tastes, housing activity, interest rates, credit availability and general economic conditions in its selected markets. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the common stock would likely be materially adversely affected.

       DEPENDENCE ON SUPPLIERS. The Company obtains its raw materials and some manufactured products from various outside sources and generally has had no difficulty obtaining them. However, the Company is dependent on the continued supply from relatively few suppliers of certain products, components and raw materials, including fabrics, leather, foam, and sleeper and motion mechanisms. Specifically, the Company's 10 largest suppliers accounted for approximately 70.7% of its aggregate purchases of raw materials in the fiscal year ended December 24, 2000. During fiscal 2000, approximately 30.8% of these aggregate purchases of raw materials represented fabric, with one supplier constituting approximately 32.0% of the fabric purchases made by the Company during this period; approximately 11.8% of these purchases represented leather, with one supplier constituting approximately 42.6% of the leather purchases made by the Company during this period; and approximately 24.9% of these purchases consisted of wood and pre-cut wood components, with one supplier constituting approximately 65.5% of the wood and pre-cut wood purchases made by the Company during this period. The Company has no supply contract with these large suppliers, but instead makes each purchase under a separate purchase order. Both leather and pre-cut wood components are commodities the Company believes it can readily obtain from alternative sources, and from time to time the Company has purchased such commodities from alternative sources. If the Company could not develop alternative sources of supply of leather, pre-cut wood components or certain other raw materials and products when needed, or could not obtain sufficient single-source products, components and raw materials when needed, the resulting loss of production capability, would adversely affect the Company's results of operations. Fabric is obtainable from many different sources, however, it is subject to changing fashion and not all styles are available from every mill.

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

       CYCLICAL NATURE OF THE FURNITURE INDUSTRY. The home furnishings industry historically has been cyclical, fluctuating significantly with general economic cycles. After economic downturns, the home furnishings industry tends to recover more slowly than the general economy. The Company believes that the industry is significantly influenced by economic conditions generally and particularly by consumer behavior and confidence, the level of personal discretionary spending, housing activity, interest rates and credit availability. A prolonged economic downturn would have a material adverse effect on the Company. The Company believes the home furnishings industry is presently in a downturn, and it is unable to predict how long it may last.

       DEPENDENCE ON REGIONAL ECONOMIES. The Company's markets are concentrated in California and the New York City metropolitan area, where 50% and 16%, respectively, of the Company's sales in fiscal 2000 originated. Consequently, an economic downturn in either of those areas would likely have a disproportionately negative impact on the financial condition of the Company. Management believes the economic indicator most relevant to its operations is consumer confidence. In January 2001, the consumer confidence index, as reported by the Conference Board, for the Middle Atlantic Region, which includes New York, was 107.0, the index for the Pacific Region, which includes California, was 117.3, and the average index for the United States as a whole, was 115.7.

        POTENTIAL EFFECTS OF CALIFORNIA POWER SHORTAGE. The Company's manufacturing facility and administrative offices are located in Brea, California, and many of the Company's showrooms are located in the state. As a result of a power shortage in California, those facilities are subject to interruption in their electric power supply. The Company has leased a backup generating system to enable manufacturing and information systems to continue operating during a power failure. However, using the backup power supply increases the Company's cost of operations, and showrooms in California remain vulnerable to business interruption during a power failure. In addition, power spikes and transient interruptions that result from disruption of the California power grid and from temporary shifts to and from the backup generator could interrupt the Company's communication and information systems or damage them. As a result, an increase in the frequency or severity of power failures in California could cause material harm to the Company's business.

        The Company has an electrical supply contract with Southern California Edison ("SCE") which is an interruptible load program. Under this program, in exchange for lower energy costs the Company has agreed to significantly reduce its power consumption when SCE calls on it to shed it's load, usually when power supplies in the area drop to a critical level, or else to pay a penalty for continuing to use electrical power during the interruption period. As a result, the Company may be subject to penalties or need to use its backup generator at times when power supplies are low but an actual power failure has not occurred. Power supplies have dropped to the critical level several times during 2000 and 2001, and the Company may incur penalties as a result of continuing to use electrical power during the interruption periods before its backup generator was available. The Company has purchased insurance to cover excess costs resulting from its interruptible load program. While the Company believes that the insurance, as well as the Company's backup generating system, will alleviate the costs and risks associated with its power supply contract, the interruptible load program makes the Company more vulnerable to the negative economic consequences of California's power shortages.

       RELIANCE ON MANUFACTURING FACILITY AND COMPUTER SYSTEM; VULNERABILITY TO EARTHQUAKES. The Company's sole manufacturing plant, as well as the central processing facility for the computer systems that contain the Company's business records and link the showrooms to Company headquarters is located in Southern California, an area prone to earthquakes. An earthquake or other natural disaster or work stoppage or other event affecting the normal operations of the business could seriously impair the Company's capacity to continue its manufacturing and retail operations. While the Company has taken steps to implement a disaster recovery system to lessen the impact of such a disaster or other work stoppage, there can be no assurance that the Company will successfully put such a system into operation.

       In addition, the Company is several months into the process of replacing its DEC VAX computer system with a new Oracle enterprise resource planning system to improve order configuration, manufacturing scheduling, and distribution processes. In the event that the Company does not replace its current DEC VAX computer system, or fails to promptly implement and integrate the new Oracle enterprise resource planning system, there would be a material adverse affect on the Company.

       CONTROL BY PRINCIPAL STOCKHOLDERS. The current management, directors and other principal stockholders of the Company own securities that are entitled to vote in the aggregate approximately 66% of the issued and outstanding, or issuable upon conversion, shares of common stock of the Company on a fully diluted basis. Furthermore, the Company has entered into an Amended and Restated Stockholders Agreement (the "Stockholders Agreement") with certain of its stockholders which provides, in part, that the stockholders who are parties to the Stockholders Agreement will vote their shares in any election of directors in a manner that assures the election of directors designated by each of them. The Stockholders Agreement also prohibits the Company from taking certain actions, such as mergers, liquidations, dissolutions, joint ventures or issuing new equity securities without the approval of the members of the Board of Directors designated by THLi and GECC. It is unlikely that any principal stockholder or group of public stockholders acting in concert would be in the position to influence corporate policy, particularly where any such policy could have a detrimental effect on THLi or GECC or others of the public stockholders. These factors may have the effect of delaying, deferring or preventing a change in control of the Company.

       POSSIBLE LIMIT ON USE OF OPERATING LOSS CARRYFORWARDS RESULTING FROM CHANGE IN CONTROL As of December 24, 2000, the Company had approximately $53 million of federal net operating loss carryforwards including approximately $11 million which is currently limited by Section 382 and other provisions of the Internal Revenue Code of 1986, as amended. Also, Section 382 would further limit the Company's use of its operating loss carryforwards if the cumulative ownership change during any three-year period exceeds 50%. As a result of transactions occurring through December 24, 2000, the Company experienced a cumulative ownership change of approximately 45% as defined in Section 382. These factors may have the effect of delaying, deferring or preventing a use of some of the net operating loss carryforwards of the Company.

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

        MAINTAINING LISTING ON AMERICAN STOCK EXCHANGE. The Company has traded on the American Stock Exchange (the "AMEX") since March 31, 1998. The AMEX has notified the Company that because of its losses in the last five fiscal years it falls below the continued listing standards of the AMEX, and its continued listing is being reviewed. (The Company had a five-year history of losses at the time of its original listing.) The AMEX has the discretion to continue listing the Company or to delist it. Based on the January 2000 financing, which strengthened the Company's general financial position, the Company has requested that the AMEX continue to list the Company's shares for trading. The AMEX continues to review the Company's performance each quarter. If the Company's common stock were to be removed from listing on the AMEX, it is possible that any alternative listing may result in a reduction in the trading price of the Company's common stock, and the Company's stockholders may find it harder to sell their shares.

       ANTITAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS AND DELAWARE LAW. Certain provisions of the Company's Certificate of Incorporation and of Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for stockholders to participate in tender offers, including tender offers at a price above the then current market value of the Company's common stock. Such provisions may also inhibit fluctuations in the market price of Company common stock that could result from takeover attempts. The Company's Certificate of Incorporation, as amended, authorizes the Board of Directors to issue up to 2,666,667 shares of preferred stock without further stockholder approval.

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

        In January 2000, the Company designated 450,000 of its authorized shares of preferred stock as Series A Convertible Preferred Stock and 380,000 shares of the Series A Convertible Preferred Stock were sold to raise capital for the Company and not to discourage any takeover effort. In May 2000, the Company issued 24,702 shares of Series A Convertible Preferred Stock in lieu of cash interest on its subordinated debt covering the period March 1, 2000 through March 31, 2001. However, the Series A Convertible Preferred Stock has features that in some circumstances could discourage a takeover. In particular, Series A Convertible Preferred Stock will be redeemable at its original issue price on any change in control, which would include a merger or sale of the corporation, and the Company may not merge with or be acquired by another company without the approval of holders of 66 2/3% of the Series A Convertible Preferred Stock.

        Since the issuance of the 404,702 shares of Series A Convertible Preferred Stock described above, 34,200 shares have been converted into 1,554,537 shares of Common Stock.

        As a result of the above transactions, there remains issuable by the Board of Directors of the Company 2,261,965 shares of Preferred Stock without further stockholder approval.

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

        No cash dividend is payable on the Company's Series A Convertible Preferred Stock that was issued in January 2000. However, a "deemed dividend" of $2,591,000 took place for purposes of calculating the fiscal 2000 first quarter and full year basic and diluted earnings per share.


ITEM 2. PROPERTIES

        The Company maintains its administrative offices and manufacturing plant in a leased 250,000 sq. ft. facility at 200 North Berry Street, Brea, California. The lease has a remaining term of eight years with four five-year options and grants the Company certain options to purchase the facility. The Company also leases approximately 275,000 sq. ft. for warehouse and distribution facilities. The Company leases all of its retail showrooms with rents either fixed or with fixed minimums coupled with contingent rents based on the Consumer Price Index or a percentage of sales. The Company's 99 showrooms occupy approximately 1,140,000 sq. ft. of selling space.


ITEM 3. LEGAL PROCEEDINGS

        None



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        The following table sets forth the high and low per share prices for the Company's Common Stock for each quarter during the 2000 and 1999 fiscal years.

                                         2000                          1999
                               ------------------------      ------------------------
Quarter                           High           Low            High           Low
-------------------------      ---------      ---------      ---------      ---------
First ...................      $    5.25      $    1.75      $    1.81      $    1.00
Second ..................           4.31           1.00           3.44           1.12
Third ...................           1.56           1.00           2.38           1.25
Fourth* .................           1.00           0.31           2.00           0.75

*Fourth quarter of 1999 represents 8 weeks ended December 24, 2000.

        As of March 20, 2001, there were approximately 267 holders of record of the Company's common stock. The Company has paid no dividends to date and does not expect to do so in the foreseeable future.

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

        In May 2000, the Company issued 24,702 shares of Series A Convertible Preferred Stock in lieu of cash interest on its subordinated debt covering the period March 1, 2000 through March 31, 2001. The Company issued the Series A Preferred directly, without the services of an underwriter, in a private placement made in reliance on Rule 506 of Regulation D under the Securities Act of 1933. All of the purchasers were accredited investors within the meaning of Regulation D.

        Each share of Series A Preferred is convertible into approximately 45.45 shares of the Company's common stock at the conversion rate of $1.10 per share of common stock. The holders of the Series A Preferred have the right to convert their shares into common stock at any time. The Series A Preferred will be converted automatically into common stock if the Company completes a public offering of its shares with gross proceeds in excess of $25,000,000, and at a price per share of Common Stock of at least $3.30. The Series A Preferred will also be converted automatically if holders of 66 2/3% of the Series A Preferred agree to do so.

ITEM 6. SELECTED FINANCIAL DATA

        The following data as of and for the fiscal years ended January 31, 1999 and the forty-seven week transition period ended December 26, 1999 has been derived from consolidated financial statements appearing elsewhere herein that have been audited by Arthur Andersen LLP, independent public accountants. The following data as of and for the fiscal years ended February 1, 1998 and February 2, 1997 has been derived from audited consolidated financial statements not included herein. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.


                                                         Forty-Seven
                                                            Week
                                        Fiscal Year      Transition                  Fiscal Year Ended
                                           Ended         Period Ended     ---------------------------------------------
                                        December 24,     December 26,     January 31,      February 1,      February 2,
                                            2000           1999(3)          1999(3)          1998(3)          1997(3)
                                         ----------       ----------      -----------      -----------      -----------
                                                              (in thousands except per share data)
RESULTS OF OPERATIONS:
Net revenues(1)                         $  155,333       $  133,883       $  134,607       $  118,803       $  116,041
Gross profit(1)                             77,107           65,428           65,233           55,414           52,351
Loss from operations                        (9,850)          (6,655)          (2,534)          (5,709)         (12,447)
Net loss                                $  (12,845)      $   (9,435)      $   (5,134)      $   (7,480)      $  (13,389)
                                        ==========       ==========       ==========       ==========       ==========
Loss per share                          $    (0.68)      $    (0.43)      $    (0.24)      $    (0.39)      $    (1.28)
                                        ==========       ==========       ==========       ==========       ==========
Number of shares used in computing
    Loss  per share(2)                      22,612           22,009           21,490           19,021           10,445
                                        ==========       ==========       ==========       ==========       ==========



                                    December 24,   December 26,   January 31,    February 1,   February 2,
                                        2000           1999           1999           1998           1997
                                      --------       --------       --------      --------       --------
                                                                 (in thousands)
BALANCE SHEET DATA:
  Total assets                        $ 64,980       $ 57,761       $ 52,506      $ 45,312       $ 43,087
  Inventories                           24,284         25,289         20,413        16,013         14,013
  Working capital (deficiency)           9,745         (1,596)         2,858          (922)        (2,182)
  Intangible assets                     11,869         13,112         14,261        15,557         16,890
  Short-term debt                          649            491            542            22             41
  Long-term debt                        25,193         23,346         17,990        13,731          6,306
  Stockholders' equity (deficit)        (5,956)         4,265         12,229         9,892         15,543



(1) Net revenues and gross profit for the periods prior to the fiscal year ended December 24, 2000 have been restated to conform to the current year presentation.

(2) Per share amounts are calculated in accordance with SFAS No. 128 and represent basic and diluted per share amounts. See Note 1 to the Consolidated Financial Statements.

(3) In January 2000, the Company changed its fiscal year from the Sunday closest to January 31 to the Sunday closest to December 25. The fiscal years ended December 24, 2000, January 31, 1999 and February 1, 1998 are 52-week periods and the fiscal year ended February 2, 1997 is a 53 week period.

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

        The Company has reported losses from operations for more than five years and had an accumulated deficit of $71,835,000 on December 24, 2000.

        Significant events that occurred over fiscal 2000 included the following:

        On January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock at a price of $50.00 per share. Proceeds from the private placement totaled $18,700,000 after deducting legal fees and related expenses. Pursuant to the terms of a Securities Purchase Agreement between the Company and the purchasers of the Series A Convertible Preferred Stock, the Company and the purchasers initially agreed that $10 million of the proceeds would be used to launch the Company's business to business and e-Commerce activities, including commerce related to transactions on the internet, and that the balance of the proceeds would be used to pay down debt, to fund the opening of new showrooms, and for general corporate purposes. The requisite holders of the Series A Convertible Preferred Stock (the "holders") subsequently consented to unrestricted use of these funds.

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

        In September 2000, the Company announced a major expansion of its Contract Division which does business under the name of Castro Designs International. This division seeks to obtain large orders from customers in the hospitality market, including hotels and motels, healthcare market, including assisted living and retirement homes, and college and university markets. The Contract Division has retained a nationwide network of over 60 contract sales representatives to assist it in marketing its products to customers in these markets. The product offering is similar to the upholstered products found within the Company's furniture showrooms. In addition, the Contract Division is capable of modifying styles to tailor its furniture to meet the exact needs of its customers and often builds its furniture using the customer's own fabric.

        In the fourth quarter of fiscal 2000, the management of the Company reviewed its long-lived and intangible assets for possible impairment in connection with the economic downturn being experienced in the home furnishings industry, the plans to close selected underperforming showrooms and the continuing losses. Based on this review, the Company recorded a non-cash charge related to the impairment of certain long-lived assets as required by SFAS
No. 121. The impaired assets consisted primarily of leasehold improvements located at certain of the Company's retail showrooms. The revised carrying values of these assets were generally calculated on the basis of discounted estimated future cash flows using forecasts contained in the Company's operating plan and resulted in a non-cash charge of $1,989,000 or $.09 per share. The impairment charge had no impact on the Company's fiscal 2000 cash flows.

        In February, 2001, the Company made the decision to close approximately 15 underperforming showrooms. The Company will take a fiscal 2001 first quarter charge of approximately $3.1 million to cover the related costs associated with the closures, lease terminations and/or subletting of these showrooms.

        Management is pursuing programs to improve its liquidity, including closing selected underperforming stores, scaling back the opening of new stores, introducing new product lines and marketing strategies, increasing emphasis on institutional sales, and implementing new cost-cutting initiatives. Management is confident that these new programs, available cash on hand along with available borrowing capacity, monetizing additional inventory, and the addition of an accounts receivable subfacility will be sufficient to fund the Company's requirements for working capital, capital expenditures (currently estimated to be approximately $1,100,000 in the next twelve months) and debt repayments ($649,000 in the next twelve months); however, if this proves not to be the case the Company will need to obtain additional capital and there can be no assurance that any additional equity or debt financing will be available or available on terms acceptable to the Company


LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal cash needs are for funding capital expenditures to open new showrooms; for manufacturing samples of upholstered furniture for display in its new and existing showrooms as well as to purchase merchandise from other manufacturers that complements the upholstered furniture manufactured and displayed by the Company; for funding capital expenditures related to the improvement and maintenance of its management information systems; for funding the initial operating losses of the Company's Castro Contract Division; and for paying interest on its secured revolving credit notes and other notes. Beginning on March 31, 2002 and quarterly thereafter, the Company will also require cash to make the scheduled principal and interest payments on its subordinated notes. The cash required for funding production and fulfillment of retail and wholesale customer orders is typically provided by the Company's customers from a deposit made at the time an order is placed. Additional cash will be required for funding the accounts receivable growth that is expected to accompany the growth in wholesale sales from Castro Designs International.

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

        The Company has reported losses from operations for more than five years and had an accumulated deficit of $71,835,000 on December 24, 2000.

        Under the terms of the agreement related to the Company's subordinated notes, as well as under the terms of its revolving credit agreement with Congress Financial Corporation (Western), the Company is required to maintain certain financial covenants and is prohibited from incurring additional indebtedness from third parties. From time to time, the Company's financial condition or financial performance has fallen out of compliance with some of these covenants, and the Company has obtained amendments or waivers of any resulting default from its lenders. The Company may continue to have a need to seek waivers in the future, and its lenders may refuse to grant them at that time.

        The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to December 24, 2000 and thereafter are approximately as follows: $649,000 in 2001, $17,243,000 in 2002, $4,044,000 in
2003, $5,048,000 in 2004, $47,000 in 2005 and $134,000 thereafter. Management anticipates such payments will be made out of operating cash flow, draws under the Revolving Credit Facility or through refinancing.

        As of December 24, 2000, the Company had cash and cash equivalents of $7,730,000. Cash flow activity for the fiscal years ended December 24, 2000 and January 31, 1999 and the forty-seven week transition period ended December 26, 1999 is presented in the Consolidated Statements of Cash Flows.

        2000 Cash Flow During fiscal 2000, cash and cash equivalents increased by $7,650,000. Operating activities used net cash of $7,969,000, principally from a cash loss from operations of $4,631,000; a decrease in accounts payable and other liabilities of $2,913,000, and increases in accounts receivable of $1,341,000 and prepaid expenses and other assets of $185,000, all of which were offset in part by increased customer deposits of $96,000 and a decrease in inventories of $1,005,000. The increase in accounts receivable is primarily from landlord tenant improvement contributions. Investing activities during the period included capital expenditures of $4,254,000, which was used primarily to open fourteen new showrooms, remodel two showrooms and to fund capital requirements of the ongoing upgrade of the management information systems infrastructure. Financing activities during the period consisted principally of net proceeds of $18,700,000 from the sale of 380,000 shares of Series A Convertible Preferred Stock, net borrowings of $1,376,000 on the Company's Revolving Credit Facility and $203,000 of principal payments on other indebtedness. Non-cash financing activities included the issuance of 24,702 shares of Series A Convertible Preferred Stock valued at $2,175,000 in payment of interest on subordinated notes for the period from March 1, 2000 through March 31, 2001.

        1999 Cash Flow During fiscal 1999, cash and cash equivalents remained unchanged. Operating activities used net cash of $1,070,000, principally from a cash loss from operations of $5,030,000, an increase in inventory of $4,876,000, and a decrease in customer deposits of $701,000, offset in part by an increase in accounts payable and accrued liabilities of $8,615,000 and a decrease in accounts receivable of $624,000 and a decrease in prepaid expenses and other assets of $298,000. The increase in inventory was due to a combination of higher levels of finished goods required in part by the addition of new showrooms and the Company's decision to increase the amount of raw materials as a contingency for unforeseen Y2K problems. Investing activities during the period included capital expenditures of $4,189,000 which was used primarily to open thirteen new showrooms and to fund capital requirements of the ongoing upgrade of the management information systems infrastructure. Financing activities during the period consisted of net borrowings of $5,662,000 on the Company's Revolving Credit Facility, proceeds of $102,000 from the exercise of certain warrants for common stock, offset by $505,000 of principal payments on other indebtedness. Management plans to continue its strategy of adding new showrooms. The Company expects to fund the related expenditures from internally generated cash; from a portion of the proceeds of the Series A Convertible Preferred Stock issued in January 2000; and from borrowings under the Company's Revolving Credit Facility. The Company expects to incur costs of approximately $3.6 million related to this program in fiscal 2000.

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

                                                                          Forty-Seven
                                                                             Week
                                                           Fiscal         Transition       Fiscal Year
                                                         Year Ended      Period Ended         Ended
                                                         December 24,     December 26,      January 31,
                                                             2000             1999             1999
                                                          ---------        ---------        ---------
Net revenues                                                  100.0%           100.0%           100.0%
Cost of revenues(1)                                            50.4             51.1             51.5
                                                          ---------        ---------        ---------
Gross profit(1)                                                49.6             48.9             48.5
                                                          ---------        ---------        ---------
Operating expenses:
    Selling(1)                                                 45.9             45.8             42.6
    General and administrative(1)                               8.2              7.4              7.0
    Asset impairment                                            1.3                -                -
    Amortization of goodwill(1)                                 0.7              0.7              0.8
                                                          ---------        ---------        ---------
                                                               56.1             53.9             50.4
                                                          ---------        ---------        ---------
Loss from operations(1)                                        (6.5)            (5.0)            (1.9)
Interest expense(1)                                            (2.3)            (2.1)            (1.9)
Other income                                                    0.4                -                -
                                                          =========        =========        =========
Net loss(1)                                                    (8.4)%           (7.1)%           (3.8)%
                                                          =========        =========        =========


STORE (SHOWROOM) DATA


                                                                          Forty-Seven
                                                                             Week
                                                           Fiscal         Transition       Fiscal Year
                                                         Year Ended      Period Ended         Ended
                                                         December 24,     December 26,      January 31,
                                                             2000             1999             1999
                                                          ---------        ---------        ---------
 Stores open at beginning of period                              91               88               81
 Stores opened during period                                     14               13                8
 Stores closed during period                                      6               10                1
                                                          ---------        ---------        ---------
 Stores open at end of period                                    99               91               88
 Average sales per showroom (2)(in 000's)                 $   1,565        $   1,452        $   1,548

 Comparable store sales increase (decrease)(3)(4)(5)           (3.9%)            4.1%             9.8%


(1) Percentage of sales amounts for the periods prior to the fiscal year ended December 24, 2000 have been restated to conform to the current year presentation.

(2) Based upon the weighted average number of stores open during the period indicated.

(3) Comparable store sales are calculated by excluding the net sales of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.

(4) The comparable store sales increase for the forty-seven weeks ended December 26, 1999 is calculated based on a comparison to the forty- seven weeks ended December 27, 1998.

(5) The comparable store sales increase for the fifty-two weeks ended December 24, 2000 is calculated based on a comparison to the fifty-two weeks ended December 26, 1999.

52 WEEK PERIOD ENDED DECEMBER 24, 2000 AS COMPARED TO 47 WEEK TRANSITION PERIOD ENDED DECEMBER 26, 1999 (FISCAL 1999)

        Net Revenues. Net revenues, which are composed of product sales and delivery income, for fiscal 2000 were $155,333,000 compared with $133,883,000 for the forty-seven week transition period ended December 26, 1999. The increase of $21,450,000 includes $12,917,000 from the first five weeks of fiscal 2000 for which a similar five week period is not included in the 47 week transition period ended December 26, 1999.

        Net revenues for the comparable fifty-two week period ended December 26, 1999 totaled $148,028,000. The $7,305,000 increase in net revenues, as compared to the equivalent period in the prior year, was composed of an increase of $19,239,000 from new stores, $360,000 from delivery income and $714,000 from sales of the CastroContract division offset in part by a $5,261,000 or 3.9% decrease in same store sales and a $7,747,000 decrease from closed stores.

        Gross Profit. Gross profit was 49.6% of net revenues in fiscal 2000 compared to 48.9% for the forty-seven week transition period ended December 26, 1999. The increase in gross profit was primarily the result of greater efficiencies in the manufacturing process.

        Selling Expenses. Selling expenses were $71,236,000 or 45.9% of net revenues for fiscal 2000 and were $61,295,000 or 45.8% of net revenues for the forty-seven week transition period ended December 26, 1999.

        Selling expenses were $67,116,000 or 45.3% for the comparable fifty-two week period ended December 26, 1999. The increase in selling expenses as a percentage of net revenues from 45.3% in the 52 week period ended December 26, 1999 to 45.9% in fiscal 2000 was due to a combination of higher occupancy costs from 14 new stores and the interplay of fixed costs across a negative comparable sales base which were partially offset by lower advertising expense as a result of Christmas 2000 falling into fiscal 2001.

        General and Administrative Expenses. General and administrative expenses for fiscal 2000 were $12,712,000 or 8.2% of net revenues compared to $9,853,000 or 7.4% of net revenues for the forty-seven week transition period ended December 26, 1999.

        General and administrative expenses for the comparable fifty-two week period ended December 26, 1999 totaled $10,871,000 or 7.3% of the related net revenues. Approximately $662,000 of the total increase in general and administrative expenses of $1,841,000, for fiscal 2000 as compared to the equivalent period in fiscal 1999 was due primarily to e-Commerce strategy consulting costs and costs incurred in connection with the Company's management information systems conversion. Two lawsuits were settled for a total of $430,000 in fiscal 2000. The remainder of the increase is primarily a result of higher payroll costs.

        Asset Impairment. In December 2000, the Company reviewed its long lived assets and goodwill and recorded a non-cash charge of $1,989,000 related to the impairment of certain of these long-lived assets as required by Statement of Financial Accounting Standards (SFAS) No. 121. The amount of the impairment was generally calculated on the basis of discounted estimated future cash flows and resulted in a non-cash charge equivalent to $.09 per share.

        Interest Expense, Net. Interest expense, including amortization of debt discounts and deferred financing costs, net of interest income, for fiscal 2000 increased by $745,000 over the forty-seven week transition period ended December 26, 1999 and $475,000 over the fifty-two week period ended December 26, 1999. Interest expense increased due primarily to amortization of the value of the Company's preferred shares, issued in fiscal 2000 in lieu of the payment of cash interest. On May 5, 2000, the Company issued 24,702 shares of Series A Convertible Preferred Stock at a price of $50.00 per share in lieu of cash interest on its subordinated notes covering the thirteen-month period from March 1, 2000 through March 31, 2001. These shares were valued at $2,175,000 based on the market value on May 5, 2000 of the underlying Common Stock. The Company recorded this value as prepaid interest and is amortizing the prepaid interest using the straight-line method over the related period which ends on March 31, 2001. Partially offsetting this increase was interest earned on invested funds in fiscal 2000 in the amount of $514,000.

        Other income (expense) Other income (expense) for fiscal 2000 includes a gain of $551,000 related to the sale of certain property.

        Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either fiscal 2000 or the forty-seven week transition period ended December 26, 1999 due to uncertainties regarding the realization of deferred tax assets available.

        As of December 24, 2000 the Company has federal net operating loss carryforwards of approximately $53 million which begin to expire in 2003, if not utilized. As a result of various equity transactions, one of the Company's subsidiaries has experienced a change of ownership in 1993, as defined in the Internal Revenue Code. As a result of this ownership change and other provisions of the Internal Revenue Code, utilization of approximately $11 million of these net operating loss carryforwards is limited to the future income of one of the Company's subsidiaries. In addition, the Company had state net operating loss carryforwards of approximately $37 million, which begin to expire in the year beginning December 25, 2000, if not utilized.

        Net Loss. As a result of the above factors, the net loss was $12,845,000 for fiscal 2000 compared to a net loss of $9,435,000 for the forty-seven week transition period ended December 26, 1999. Net loss per share in the 2000 period was $0.68 based on 22,612,000 shares outstanding. A deemed dividend in the amount of $2,591,000 related to a favorable conversion feature of the Company's Series A Convertible Preferred Stock has been deducted from the net loss to arrive at loss available to common shareholders. In fiscal 1999 the net loss per share was $0.43 based on 22,009,000 weighted average shares outstanding. The net loss for the fifty-two weeks ending December 26, 1999 was $9,647,000.


47 WEEK TRANSITION PERIOD ENDED DECEMBER 26, 1999 AS COMPARED TO 52 WEEKS ENDED JANUARY 31, 1999 (FISCAL 1998)

        Net Revenues. Net revenues, which are composed of product sales and delivery income, for the forty-seven week transition period ended December 26, 1999 were $133,883,000 compared with $134,607,000 for fiscal 1998 (fifty-two weeks). Revenues for the comparable forty-seven week period in fiscal 1998 totaled $120,462,000. The increase in revenues of $13,421,000 or 11.1%, as compared to the equivalent period in the prior fiscal year, was due principally to management's continuing strategy of opening new showrooms in existing markets, developing new products, increasing the promotion and sale of accessories, and fine tuning the marketing and sales promotion program and was partially offset by a decrease in delivery income of $197,000. Comparable store sales increased 4.1% for the forty-seven week transition period ended December 26, 1999.

        Gross Profit. Gross profit was 48.9% of net revenues in the forty-seven week transition period ended December 26, 1999 compared with 48.5% of net revenues in fiscal 1998. The increase in gross profit was primarily the result of several factors including higher retail prices, improved efficiency in factory operations, reduced discounting, negotiated reductions in raw material prices and new product acceptance by customers partially offset by an increase to the reserve for sales returns and allowances.

        Selling Expenses. Selling expenses were $61,295,000 or 45.8% of net revenues for the forty-seven week transition period ended December 26, 1999 and were $57,317,000 or 42.6% of net revenues in fiscal 1998. Selling expenses were $51,496,000 or 42.7% for the comparable forty-seven week period in fiscal 1998. The increase in selling expenses as a percentage of net revenues for the forty-seven week period was due primarily to higher charges recorded for closing 10 stores in fiscal 1999 and for six stores to be closed in fiscal 2000; higher advertising expenses from the use of more color circulars in fiscal 1999 compared to the prior year; and higher financing costs in connection with the Company's advertising strategy. While not having a significant effect on selling expenses as a percentage of net revenues, occupancy costs and payroll costs rose in fiscal 1999 compared to the comparable forty-seven week period in fiscal 1998 as a result of opening thirteen new showrooms and closing ten older showrooms.

        General and Administrative Expenses. General and administrative expenses for the forty-seven week transition period ended December 26, 1999 were $9,853,000 or 7.4% of net revenues compared to $9,430,000 or 7.0% of net revenues, for fiscal 1998. General and administrative expenses for the comparable forty-seven week period in fiscal 1998 totaled $8,412,000 or 7.0% of the related net revenues. The increase in general and administrative expenses of $1,441,000, for fiscal 1999 as compared to the equivalent period in fiscal 1998 was due primarily to higher payroll costs.

        Interest Expense. Interest expense, including amortization of debt discounts and deferred financing costs, for the forty-seven week transition period ended December 26, 1999 increased by $247,000 over fiscal 1998 or $517,000 over the comparable forty-seven week period in fiscal 1998. The increase was due primarily to higher average revolving debt outstanding and higher interest rates on this debt and to a lesser extent by additional amortization of the debt discount attributable to the vesting of a performance warrant recorded in the third and fourth quarters of fiscal 1999 (see Note 3). Amortization of debt discounts and deferred financing costs for the forty-seven week transition period ended December 26, 1999 and fiscal 1998, totaled $836,000 and $805,000, respectively.

        Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the forty-seven week transition period ended December 26, 1999 or fiscal 1998 due to uncertainties regarding the realization of deferred tax assets available.

        Net Loss. As a result of the above factors, the net loss was $9,435,000 for the forty-seven week transition period ended December 26, 1999, compared to a net loss of $5,134,000 for fiscal 1998. Net loss per share in the 1999 period was $0.43 based on 22,009,000 shares outstanding. In fiscal 1998 the net loss per share was $0.24 based on 21,490,000 weighted average shares outstanding. The net loss for the comparable forty-seven week period in fiscal 1998 was $4,922,000.

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

        During the second quarter of fiscal year 2000, Emerging Issues Task Force (EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 clarifies the accounting treatment and classification of the Company's delivery revenues and expenses and was adopted by the Company in the fourth quarter of the current fiscal year. The adoption of this EITF only affects the classification of certain revenues and costs related to delivery services and does not affect the Company's net income (loss).

        During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB No. 101 during the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.


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

        For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company has managed its exposure to changes in interest rates by issuing part of its debt with fixed interest rates and part with variable interest rates. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $140,000.

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

                                                                                                                       Fair
                                    2001         2002        2003        2004       2005     Thereafter      Total     Value
                                    -----       -----       -----       -----       -----       -----       -----      -----
Fixed Rate Subordinated Notes           -       $3,000      $4,000      5,001           -           -       $12,001    $12,001
    Average interest rate               -        9.50%       9.50%       9.50%          -           -           -          -
Variable Rate Notes                     -       14,031          -           -           -           -       $14,031    $14,031
    Average interest rate               -        10.5%          -           -           -           -           -          -
Fixed Rate Other Notes Payable      $ 649       $ 211       $  44       $  48       $  47       $ 134       $1,133     $1,336
    Average interest rate            9.60%        8.7%        9.4%        9.4%        9.4%        9.0%          -          -


        The Company does not believe that the future market rate risks related to the above securities will have a material impact on the Company or the results of its future operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 14 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

        The information required by Items 10 through 13 of this Part is incorporated by reference to the Company's Proxy Statement, under the captions "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", "Compensation of Executive Officers" and "Certain Relationships and Related Transactions", which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held in May, 2001.

                                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                  Page No.

Consolidated Balance Sheet at December 24, 2000 and December 26, 1999                26

Consolidated Statement of Operations for the fiscal years ended December 24,
    2000 and January 31, 1999 and the forty-seven week transition period ended
    December 26, 1999                                                                27

Consolidated Statement of Stockholders' Equity (deficit) for the fiscal years ended December 24, 2000 and January 31, 1999 and the forty-seven week
    transition period ended December 26, 1999                                        28

Consolidated Statement of Cash Flows for the fiscal years ended December 24,
    2000 and January 31, 1999 and the forty-seven week transition period ended
    December 26, 1999                                                                29

Notes to Consolidated Financial Statements                                           30

Schedule II- Valuation and Qualifying Accounts                                       46

Schedules I, III, IV, and V have been omitted since they are not applicable.

(a) (3) EXHIBITS

3.1             Certificate of Incorporation.(1)

3.1(a) Certificate of Amendment of Certificate of Incorporation dated November 28, 1994.(5)

3.1(b) Certificate of Amendment of Certificate of Incorporation dated August 1, 1995.(6)

3.1(c) Certificate of Amendment of Certificate of Incorporation dated June 7, 1996.(7)

3.1(d) Certificate of Amendment of Certificate of Incorporation dated August 1, 1996.(7)

3.2             By Laws

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

10.15 Amended and Restated Registration Rights Agreement by Krause's Furniture, Inc.(18)

10.16 Amended and Restated Stockholders Agreement by and among Krause's Furniture, Inc. and the Stockholders Listed on the Signature Pages thereof, dated as of January 14, 2000.(18)

10.17           Employment agreement with Philip M. Hawley.(8)

10.18 First amendment to Employment Agreement between Krause's Furniture, Inc. And Philip M. Hawley.

10.19 Second amendment to Employment Agreement between Krause's Furniture, Inc. And Philip M. Hawley.

10.20 Loan and Security Agreement dated January 20, 1995 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(3)

10.21 Guarantee dated January 20, 1995 by Krause's Furniture, Inc. to Congress Financial Corporation (Western).(3)

10.22 First Amendment to Loan and Security Agreement dated as of May 10, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(6)

10.23 Second Amendment to Loan and Security Agreement dated as of August 26, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(14)

10.24 Third Amendment to Loan and Security Agreement dated as of November 25, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(14)

10.25 Amended and Restated Subordination Agreement dated as of August 26, 1996 by and between Congress Financial Corporation (Western) and Krause's Furniture, Inc.(14)

10.26 Fourth Amendment to Loan and Security Agreement dated as of August 14, 1997 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(12)

10.27 Fifth Amendment to Loan and Security Agreement dated as of December 11, 1997 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(15)

10.28 Sixth Amendment to Loan and Security Agreement dated as of March 15, 1999 by and between Congress Financial Corporation (Western) and Krause's Custom Crafted Furniture Corp. and Castro Convertible Corporation.(16)

10.29 Letter Agreement between Krause's Furniture, Inc. and Congress Financial Corporation (Western).(12)

10.30 Seventh Amendment to Loan and Security Agreement dated as of August 23, 1999 by and between Congress Financial Corporation (Western) and Krause's Custom Crafted Furniture Corp. and Castro Convertible Corporation.(17)

10.31 Eighth Amendment to Loan and Security Agreement, by and between Congress Financial Corporation (Western), Krause's Custom Crafted Furniture Corp and its wholly owned subsidiary, Castro Convertible Corporation, dated as of December 15, 1999.(18)

10.32 Amendment to Eighth Amendment to Loan and Security Agreement, by and between Congress Financial Corporation (Western), and Krause's Custom Crafted Furniture, Inc., dated December 22, 1999.(18)

10.33 First Amendment to Amended and Restated Subordination Agreement, dated as of December 15, 1999, by and between Congress Financial Corporation (Western) and Krause's Furniture, Inc.(18)

10.34 Ninth Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Western), Krause's Custom Crafted Furniture Corp. and its wholly owned subsidiary, Castro Convertible Corporation, dated as of March 31, 2000.(19)

10.35 Waiver to Loan and Security Agreement by and between Congress Financial Corporation (Western), Krause's Custom Crafted Furniture Corp. and its wholly owned subsidiary, Castro Convertible Corporation, dated as of November 7, 2000.(20)

10.36 Agreement by and among Krause's Furniture Inc., General Electric Capital Corporation, and Japan Omnibus Ltd., dated April 3, 2000.(19)

10.37 Waiver of Default and Consent to Amendment of Business Plans, between the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P. and GE Capital Equity Investments, dated as of July 17, 2000.(20)

10.38 Agreement between the Company, General Electric Capital Corporation and Japan Omnibus Ltd. Dated August 9, 2000.(20)

10.39 Waiver of Supplemental Purchase Agreement by General Electric Capital Corporation and Japan Omnibus Ltd. dated October 20, 2000.(20)

21              Subsidiaries.

23.1            Consent of Arthur Andersen LLP, Independent Public Accountants

---------------------
(1) Incorporated herein by reference to Exhibits to Registrant's Form S-4 dated June 19, 1992 (File No. 33-48725).

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

(15) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 30, 1998 (File No. 0-17868).

(16) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 23, 1999 (File No. 0-17868).

(17) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of December 15, 1999 (File No. 0-17868).

(18) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of February 4, 2000 (File No. 0-17868).

(19) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q/A dated as of October 20, 2000 (File No. 0-17868).

(20) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of November 8, 2000 (File No. 0-17868).

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

                                        KRAUSE'S FURNITURE, INC.



Date: April 10, 2001                    By:    /s/ PHILIP M. HAWLEY
                                               -----------------------------------------------------
                                               Philip M. Hawley
                                               Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 10, 2001                           /s/ PHILIP M. HAWLEY
                                               -----------------------------------------------------
                                               Philip M. Hawley
                                               Chairman of the Board and Chief Executive Officer
                                               (Principal Executive Officer)

Date: April 10, 2001                           /s/ THOMAS M. DELITTO
                                               -----------------------------------------------------
                                               Thomas M. DeLitto
                                               Director and Vice Chairman of the Board

Date: April 10, 2001                           /s/  ROBERT A. BURTON
                                               -----------------------------------------------------
                                               Robert A. Burton
                                               Executive Vice President and Chief Financial Officer
                                               (Principal Financial Officer and Principal Accounting
                                               Officer)

Date: April 10, 2001                           /s/  KAMAL G. ABDELNOUR
                                               -----------------------------------------------------
                                               Kamal G. Abdelnour
                                               Director

Date: April 10, 2001                           /s/  JEFFREY H. COATS
                                               -----------------------------------------------------
                                               Jeffrey H. Coats
                                               Director

Date: April 10, 2001                           /s/  PETER H. DAILEY
                                               -----------------------------------------------------
                                               Peter H. Dailey
                                               Director

Date: April 10, 2001                           /s/  JOHN A. GAVIN
                                               -----------------------------------------------------
                                               John A. Gavin
                                               Director

Date: April 10, 2001                           /s/  BRIAN P. KEIL
                                               -----------------------------------------------------
                                               Brian P. Keil
                                               Director

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                          December 24,       December 26,
                                                                                              2000                1999
                                                                                          ------------       ------------
                                     ASSETS
      Current assets:
          Cash and cash equivalents                                                       $      7,730       $         80
          Accounts and other receivables, net of allowance of $320 ($197 at
              December 26, 1999) for doubtful accounts                                           1,910                569
          Inventories                                                                           24,284             25,289
          Prepaid expenses                                                                       1,366                656
                                                                                          ------------       ------------
              Total current assets                                                              35,290             26,594

      Property, equipment, and leasehold improvements, net                                      15,477             15,592
      Goodwill, net                                                                             11,392             12,412
      Leasehold interests, net                                                                     477                700
      Other assets                                                                               2,344              2,463
                                                                                          ------------       ------------
                                                                                          $     64,980       $     57,761
                                                                                          ============       ============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(DEFICIT)

      Current liabilities:

          Accounts payable                                                                $     12,580       $     14,610
          Accrued payroll and related expenses                                                   2,062              2,086
          Other accrued liabilities                                                              5,209              6,054
          Customer deposits                                                                      5,045              4,949
          Notes payable                                                                            649                491
                                                                                          ------------       ------------
              Total current liabilities                                                         25,545             28,190
                                                                                          ------------       ------------

      Long-term liabilities:

          Notes payable                                                                         25,193             23,346
          Other                                                                                  1,946              1,960
                                                                                          ------------       ------------
              Total long-term liabilities                                                       27,139             25,306
                                                                                          ------------       ------------

      Commitments and contingencies                                                                  -                  -

      Mandatorily redeemable preferred stock, $.001 par value, 450,000

          designated, 370,502 shares outstanding; redemption value $50.00 per share             18,252                  -
                                                                                          ------------       ------------
      Stockholders' equity (deficit):

          Convertible preferred stock, $.001 par value; 2,666,667 shares authorized;
              450,000 designated, 370,502 shares outstanding                                         -                  -
          Common stock, $.001 par value; 35,000,000 shares authorized;
              23,604,865 shares outstanding (22,050,328 at December 26, 1999)                       24                 22
          Capital in excess of par value                                                        65,855             60,642
          Accumulated deficit                                                                  (71,835)           (56,399)
                                                                                          ------------       ------------
              Total stockholders' equity (deficit)                                              (5,956)             4,265
                                                                                          ------------       ------------
                                                                                          $     64,980       $     57,761
                                                                                          ============       ============


                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                        Forty-Seven Week
                                                        Fiscal Year        Transition        Fiscal Year
                                                          Ended           Period Ended         Ended
                                                        December 24,      December 26,       January 31,
                                                           2000               1999               1999
                                                       ------------       ------------       ------------
Net revenues                                           $    155,333       $    133,883       $    134,607
Cost of revenues                                             78,226             68,455             69,374
                                                       ------------       ------------       ------------
Gross profit                                                 77,107             65,428             65,233
                                                       ------------       ------------       ------------
Operating expenses:

    Selling                                                  71,236             61,295             57,317
    General and administrative                               12,712              9,853              9,430
    Asset impairment                                          1,989                  -                  -
    Amortization of goodwill                                  1,020                935              1,020
                                                       ------------       ------------       ------------
                                                             86,957             72,083             67,767
                                                       ------------       ------------       ------------
Loss from operations                                         (9,850)            (6,655)            (2,534)

Interest expense, net                                        (3,576)            (2,831)            (2,584)
Other income (expense)                                          581                 51                (16)
                                                       ------------       ------------       ------------
Net loss                                               $    (12,845)      $     (9,435)      $     (5,134)
                                                       ============       ============       ============

Basic and diluted loss per share                       $      (0.68)      $      (0.43)      $      (0.24)
                                                       ============       ============       ============

Number of shares used in computing loss per share            22,612             22,009             21,490
                                                       ============       ============       ============


                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                                        Capital in                      Total
                                                                                        Excess of                    Stockholders'
                                                               Common Stock                Par        Accumulated       Equity
                                                            Shares        Amount          Value          Deficit       (Deficit)
                                                          ---------      ---------      ---------      ---------       ---------
Balance at February 1, 1998                                  19,021      $      19      $  51,703      $ (41,830)      $   9,892
Issuance of common stock for cash,
    net of expenses of $1,625                                 2,963              3          7,264              -           7,267
Compensation expense on stock option grant                        -              -            204              -             204
Net loss                                                          -              -              -         (5,134)         (5,134)
                                                          ---------      ---------      ---------      ---------       ---------
Balance at January 31, 1999                                  21,984             22         59,171        (46,964)         12,229
Stock purchase warrants exercised                                66              -            102              -             102
Vesting of common stock  purchase warrants                        -              -          1,250              -           1,250
Compensation expense on stock option grant                        -              -            119              -             119
Net loss                                                          -              -              -         (9,435)         (9,435)
                                                          ---------      ---------      ---------      ---------       ---------
Balance at December 26, 1999                                 22,050             22         60,642        (56,399)          4,265
Issuance of preferred stock in lieu of cash interest              -              -            940              -             940
Conversion of preferred stock to common stock                 1,555              2          1,682              -           1,684
Value of beneficial conversion feature of                         -              -          2,591         (2,591)              -
    preferred stock
Net loss                                                          -              -              -        (12,845)        (12,845)
                                                          ---------      ---------      ---------      ---------       ---------
Balance at December 24, 2000                                 23,605      $      24      $  65,855      $ (71,835)      $  (5,956)
                                                          =========      =========      =========      =========       =========




                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Forty-Seven
                                                                                    Week
                                                                 Fiscal Year     Transition        Fiscal Year
                                                                    Ended        Period Ended        Ended
                                                                 December 24,    December 26,      January 31,
                                                                    2000             1999             1999
                                                                 ----------       ----------       ----------
Cash flows from operating activities:
Net loss                                                         $  (12,845)      $   (9,435)      $   (5,134)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                                    3,599            3,021            3,019
     Asset impairment charge                                          1,989                -                -
     Other non-cash charges                                           2,626            1,384            1,266
   Change in assets and liabilities:
     Accounts receivable                                             (1,341)             624              (45)
     Inventories                                                      1,005           (4,876)          (4,400)
     Prepaid expenses and other assets                                 (185)             298             (359)
     Accounts payable and accrued liabilities                        (2,913)           8,615             (151)
     Customer deposits                                                   96             (701)             229
                                                                 ----------       ----------       ----------
            Net cash used by operating activities                    (7,969)          (1,070)          (5,575)
                                                                 ----------       ----------       ----------

Cash flows from investing activities:
    Capital expenditures                                             (4,254)          (4,189)          (5,727)
                                                                 ----------       ----------       ----------
            Net cash used by investing activities                    (4,254)          (4,189)          (5,727)
                                                                 ----------       ----------       ----------

Cash flows from financing activities:
    Proceeds from long-term borrowings                              180,985          149,575          157,316
    Principal payments on long-term borrowings                     (179,812)        (144,418)        (154,117)
    Proceeds from issuance of common stock                                -                -            7,267
    Proceeds from issuance of preferred stock                        18,700                -                -
    Proceeds from exercise of stock purchase warrants                     -              102                -
                                                                 ----------       ----------       ----------
            Net cash provided by financing activities                19,873            5,259           10,466
                                                                 ----------       ----------       ----------
Net increase (decrease) in cash                                       7,650                -             (836)
Cash and cash equivalents at beginning of period                         80               80              916
                                                                 ----------       ----------       ----------
Cash and cash equivalents at end of period                       $    7,730       $       80       $       80
                                                                 ==========       ==========       ==========

Supplemental disclosures of cash flow information -
  Cash paid during the period for interest                       $    1,562       $    1,995       $    1,752
  Noncash investing and financing activities:
    Capital lease obligations incurred                                    -              597              850
    Issuance of mandatorily redeemable preferred stock to             2,175                -                -
       pre-pay interest on subordinated debt
    Conversion of mandatorily redeemable preferred stock to           1,684                -                -
      common stock
    Vesting of common stock purchase warrants                             -            1,250                -



                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

        The consolidated financial statements include the accounts of Krause's Furniture, Inc., (the "Company") and its wholly owned subsidiaries, including the Company's principal subsidiary, Krause's Custom Crafted Furniture Corp. ("Krause's"). In January 2000, the Company changed its fiscal year from the Sunday closest to January 31 to the Sunday closest to December 25. All references to fiscal 1999 refer to the transition period which includes the forty-seven week transition period ended December 26, 1999. The fiscal years ended December 24, 2000 (fiscal 2000), and January 31, 1999 (fiscal 1998) are 52-week periods. All significant intercompany transactions and balances have been eliminated. Certain prior year items have been changed to conform to current year presentation.

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


Business

        Krause's manufactures made-to-order sofas, sofabeds, loveseats and chairs, and sells these products through its own chain of retail showrooms and through its Castro Contract Division. In addition, the Company also purchases for sale certain merchandise that is complementary to its manufactured merchandise. As of December 24, 2000 there were 99 Company-owned showrooms, all of which are leased, located in 14 states. The Company's manufacturing facility and 44 showrooms are located in California.


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


Cash Management

        The Company has a cash management program that processes cash receipts and provides for centralized cash disbursements using certain zero-balance disbursement accounts. At December 24, 2000 and December 26, 1999, negative cash balances total approximately $2.2 million and $1.5 million, respectively, and are included in accounts payable.

Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                                     December 24,      December 26,
                                                         2000              1999
                                                     ------------      ------------
                                                              (in thousands)
           Manufactured finished goods               $      8,843      $      7,991
           Finished goods purchased from others            11,016            10,370
           Work in progress                                   153               180
           Raw materials                                    4,272             6,748
                                                     ------------      ------------
                                                     $     24,284      $     25,289
                                                     ============      ============


Closed store expenses

        Future expenses, such as rent and real estate taxes, net of estimated sublease recovery, and remaining net-book-value of fixed assets, relating to closed showrooms are charged to operations upon a formal decision to close the showroom. Closed store expenses were $0, $1,255,000, and $422,000, for fiscal 2000, 1999 and 1998, respectively, and are included in selling expenses in the accompanying Consolidated Statements of Operations.


Property, equipment and leasehold improvements

        Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the term of the lease. Depreciation and amortization expense was $2,283,000 in fiscal 2000, $1,831,000 in fiscal 1999, and $1,633,000 in fiscal 1998. Property, equipment and leasehold improvements are summarized as follows:

                                                          December 24,        December 26,
                                                              2000               1999
                                                          ------------       ------------
                                                                   (in thousands)
      Leasehold improvements                              $     16,385       $     16,649
      Construction in progress                                   2,281              3,642
      Machinery, equipment and software                          4,114              1,983
      Office and store furniture                                 1,140                978
                                                          ------------       ------------
                                                                23,920             23,252
      Less accumulated depreciation and amortization            (8,443)            (7,660)
                                                          ------------       ------------
                                                          $     15,477       $     15,592
                                                          ============       ============


Goodwill

        Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over 20 years. Accumulated amortization amounted to $8,935,000 as of December 24, 2000 and $7,915,000 as of December 26, 1999.

        Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's analysis is based upon an estimate of future undiscounted cash flows using forecasts contained in the Company's operating plan. Should the results of the operating plan not be achieved, future analyses may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long-lived assets, in which case the carrying value of such assets would be further written down to fair value. As a result of this analysis, the Company recorded an impairment charge of $1,989,000 in fiscal 2000 (see Note 13).


Leasehold interests

        Leasehold interests represent the present value of the excess of fair market value lease rates on certain retail facility leases as compared to the stated lease rates contained in the leases as determined at the date the leases were acquired. Amortization of leasehold interests is on a straight-line basis over the remaining lease terms. Accumulated amortization amounted to $2,845,000 as of December 24, 2000 and $2,622,000 as of December 26, 1999.


Revenue recognition

        Revenue is recorded when goods are delivered to the customer. The Company provides for estimated customer returns and allowances by reducing sales or by a charge to operations, as appropriate, in the period of the sale. Net revenue includes sales of product and delivery income.


Advertising expenses

        Advertising costs, which are principally newspaper ads, mail inserts, color circulars and radio spots, are charged to expense as incurred. Advertising expenses in the fiscal years ended December 24, 2000, December 26, 1999 and January 31, 1999 were $14,756,000, $13,457,000 and $12,272,000, respectively.


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


Comprehensive Income

         There are no differences between the Company's net loss, as reported, and comprehensive loss as defined, for the periods presented as of December 24, 2000.


Segment Reporting

        The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1998. The Company believes it currently operates in only one business segment.

Pre-Opening Costs

        During the first quarter of fiscal 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5 "Reporting on the Costs of Start-Up Activities." This Statement provides guidance on the financial reporting of start-up costs and organization costs. The Company adopted this SOP in fiscal 1998 and it did not materially impact the Company's consolidated financial statements. Preopening costs are included in selling expenses in the accompanying consolidated statement of operations.


Loss per share

        Net loss per share for fiscal 2000, 1999 and 1998 was computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive. There were no differences between basic and diluted loss per share.

        The Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share". This statement requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Because the impact of stock options, warrants and deferred stock units totaling 6,998,554, 5,620,728 and 5,220,171 in fiscal 2000, 1999 and 1998, respectively, were antidilutive, there is no difference between the loss per share amounts computed for basic and diluted purposes. In fiscal 2000, a deemed dividend related to a favorable conversion feature of the Company's Series A Convertible Preferred Stock in the amount of $2,591,000 has been deducted from the net loss to arrive at loss available to common shareholders.

        The following is a reconciliation of the Company's net loss and weighted average shares outstanding for the purpose of calculating basic and diluted loss per share for all periods:

                                                                            Forty-Seven
                                                                                Week
                                                      Fiscal Year            Transition          Fiscal Year
                                                         Ended              Period Ended            Ended
                                                      December 24,           December 26,         January 31,
                                                         2000                   1999                 1999
                                                      ------------          -------------        ------------
                                                                           (in thousands)
     Net Loss                                           $(12,845)             $ (9,435)             $ (5,134)
     Less: deemed preferred stock dividend                 2,591                    --                    --
                                                        --------              --------              --------
     Loss available  to common stockholders              (15,436)               (9,435)               (5,134)
                                                        ========              ========              ========
     Weighted average shares outstanding                  22,612                22,009                21,490
                                                        ========              ========              ========
     Basic and diluted loss per share                   $  (0.68)             $  (0.43)             $  (0.24)
                                                        ========              ========              ========


Credit risk

        Finance options are offered to customers through non-affiliated third parties, at no material risk to the Company. Non-financed retail consumer receivables are collected during the normal course of operations. There is no significant concentration of credit risk and credit losses have been minimal.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 and amendments at December 25, 2000 and does not anticipate a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

        During the second quarter of fiscal year 2000, Emerging Issues Task Force (EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 clarifies the accounting treatment and classification of the Company's delivery revenues and expenses and was adopted by the Company in the fourth quarter of the current fiscal year. The adoption of this EITF only affects the classification of certain revenues and costs related to delivery services and does not affect the Company's net income (loss). Delivery costs include direct and incremental costs incurred to warehouse and move product to the Company's customers. All periods presented have been reclassified to reflect the requirements of EITF 00-10.

        During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB No. 101 during the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations

Reclassifications

        Certain reclassifications have been made to prior year balances in order to conform with the current year presentation.

2. OPERATIONS

        The Company has reported losses from operations for more than five years and had an accumulated deficit of $71,835,000 on December 24, 2000. Under the terms of the agreement related to the Company's subordinated notes, as well as under the terms of its revolving credit agreement with Congress Financial Corporation (Western), the Company is required to maintain certain financial covenants and is prohibited from incurring additional indebtedness from third parties. From time to time, the Company's financial condition or financial performance has fallen out of compliance with some of these covenants, and the Company has obtained amendments or waivers of any resulting default from its lenders. The Company may continue to have a need to seek waivers in the future, and its lenders may refuse to grant them at that time.

        Management is pursuing programs to improve its liquidity, including closing selected underperforming stores, scaling back the opening of new stores, introducing new product lines and marketing strategies, increasing emphasis on institutional sales, and implementing new cost-cutting initiatives. Management is confident that these new programs, available cash on hand, available borrowing capacity, monetizing additional inventory, and the addition of an accounts receivable subfacility will be sufficient to fund the Company's requirements for working capital, capital expenditures (currently estimated to be approximately $1,100,000 in the next twelve months) and debt repayments ($649,000 in the next twelve months); however, if this proves not to be the case the Company will need to obtain additional capital and there can be no assurance that any additional equity or debt financing will be available or available on terms acceptable to the Company.

3. NOTES PAYABLE AND INTEREST EXPENSE

        Notes payable consist of the following:

                                                                    December 24,       December 26,
                                                                       2000                1999
                                                                    ------------       ------------
                                                                            (in thousands)

     Secured revolving credit notes                                  $ 14,031            $ 12,655
     Subordinated notes payable to shareholders, unsecured             12,001              12,001
     Unamortized debt discount, net of accumulated
      amortization of $2,952,000 at December 24, 2000 and
      $2,120,000 at December 26, 1999                                  (1,323)             (2,155)
     Other notes                                                        1,133               1,336
                                                                     --------            --------
                                                                       25,842              23,837
     Less current portion                                                 649                 491
                                                                     --------            --------
                                                                     $ 25,193            $ 23,346
                                                                     ========            ========

        The secured revolving credit notes were issued under a revolving credit agreement, which was most recently amended April 10, 2001, (the "Revolving Credit Facility") between Krause's and a financial institution that expires March 2002. The Revolving Credit Facility provides for revolving loans of up to $15 million, based on the value of eligible inventories. Available borrowing capacity under the terms of the Revolving Credit Facility at December 24, 2000 was $372,000. Substantially all of Krause's assets are pledged as collateral for the loan that is guaranteed by the Company. Interest on the loan is payable monthly at 2 1/2% in excess of the prime rate (9.50% at December 24, 2000).

        The subordinated notes payable to shareholders, which bear interest at 9.5% per annum through March 31, 2001 and 12.0% after March 31, 2001, were issued pursuant to a Supplemental Securities Purchase Agreement which was most recently amended April 10, 2001 (the "Agreement"). Repayment of principal is scheduled in quarterly payments of $1 million commencing March 31, 2002 with the final payment due June 30, 2004. Interest for the period from April 1, 2001 through March 31, 2002 is payable in additional notes. The Agreement also requires the Company to pay 50% of its quarterly excess cash flow from retail operations, as defined in the Agreement, up to a maximum of $4 million and apply it to principal in the inverse order of scheduled principal payments.

        Concurrent with the 1996 sale of its subordinated notes, the Company issued to the note holders warrants to purchase an aggregate of 2,700,000 shares of common stock. The fair value of the warrants, which totals $3,025,000, was reflected in the consolidated financial statements as a discount on the subordinated notes and an increase in capital in excess of par value; such discount is being amortized to interest expense using the effective interest method over the term of the notes. Also, concurrent with the 1997 sale of certain of its subordinated notes, the Company issued to the note holders warrants to purchase an aggregate amount of up to 1,000,000 shares of the Company's common stock which warrants were completely or partially cancellable depending upon the Company achieving certain performance targets in 1999. The performance targets were not met, and the warrants vested at an estimated fair value of $1,250,000. This value has been reflected in the consolidated financial statements as a discount on the subordinated notes and an increase in capital in excess of par value; such discount is being amortized to interest expense using the effective interest method over the remaining term of the notes. In 2000, the Company issued 24,702 shares of its Series A Convertible Preferred Stock in lieu of cash interest for the thirteen month period ending March 31, 2001 (see Note
5).

        Pursuant to the terms of the Agreement and the Revolving Credit Facility, the Company and Krause's are required to maintain certain financial ratios and minimum levels of net worth and working capital. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of December 24, 2000, the Company and Krause's were not in compliance with the terms and conditions of these agreements. Subsequent to December 24, 2000, the Company received waivers of such non-compliance and amendments to future covenants from the holders of the subordinated notes and the financial institution that issued the Revolving Credit Facility. It is possible the Company may not be in compliance with its loan covenants in fiscal 2001; however, management believes, based upon its historical experience, that it will be able to obtain waivers and/or amendments to the covenants, if necessary.

        The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to December 24, 2000 and thereafter are approximately as follows: $649,000 in 2001, $17,243,000 in 2002, $4,044,000 in
2003, $5,048,000 in 2004, $47,000 in 2005 and $134,000 thereafter.

        Interest expense consists of the following:


                                                                            Forty-Seven
                                                                                Week
                                                      Fiscal Year            Transition          Fiscal Year
                                                         Ended              Period Ended            Ended
                                                      December 24,           December 26,         January 31,
                                                         2000                   1999                 1999
                                                      ------------          -------------        ------------
                                                                           (in thousands)
     Interest expense on debt                           $  3,235              $  1,995              $  1,779
     Amortization of debt discount and                       855                   836                   805
       financing fees
     Interest income                                        (514)                   --                    --
                                                        --------              --------              --------
     Interest expense, net                              $  3,576              $  2,831              $  2,584
                                                        ========              ========              ========

4. INCOME TAXES

        Income tax benefits differ from the amounts computed by applying the federal statutory rate of 34% to the loss before income taxes, as follows:


                                                                            Forty-Seven
                                                                                Week
                                                      Fiscal Year            Transition          Fiscal Year
                                                         Ended              Period Ended            Ended
                                                      December 24,           December 26,         January 31,
                                                         2000                   1999                 1999
                                                      ------------          -------------        ------------
                                                                           (in thousands)
     Tax at federal statutory rate                      $ (4,367)             $ (3,208)             $ (1,745)
     Goodwill amortization                                   347                   319                   347
     State income tax, net of federal benefit               (701)                 (438)                 (280)
     Other                                                   206                   826                   245
     Adjustment of valuation allowance                     4,515                 2,501                 1,433
                                                        --------              --------              --------
                                                        $     --              $     --              $     --
                                                        ========              ========              ========

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                               December 24,          December 26,
                                                                  2000                  1999
                                                               ------------          ------------
                                                                         (in thousands)
     Deferred tax liabilities                                   $     --              $     --
     Deferred tax assets:
        Net operating loss carryforwards                          20,093                16,916
        Reserves and accruals not currently
           deductible for  tax purposes                            4,660                 3,322
                                                                --------              --------
        Total deferred tax assets                                 24,753                20,238
        Valuation allowance for deferred tax assets              (24,753)              (20,238)
                                                                --------              --------
        Net deferred tax assets                                       --                    --
                                                                --------              --------
     Net deferred taxes                                         $     --              $     --
                                                                ========              ========

        The change in the valuation allowance was a net increase of $4,515,000 for the fiscal year ended December 24, 2000, and a net increase of $2,501,000 for the forty-seven week transition period ended December 26, 1999. The valuation allowance was increased since the realization of net deferred tax assets is uncertain.

        As of December 24, 2000 the Company has federal net operating loss carryforwards of approximately $53 million which begin to expire in 2003, if not utilized. As a result of various equity transactions, one of the Company's subsidiaries has experienced a change of ownership in 1993, as defined in the Internal Revenue Code. As a result of this ownership change and other provisions of the Internal Revenue Code, utilization of approximately $11 million of these net operating loss carryforwards is limited to the future income of one of the Company's subsidiaries. The Company had state net operating loss carryforwards of approximately $37 million, which begin to expire in the year beginning December 25, 2000, if not utilized.


5. MANDATORILY REDEEMABLE PREFERRED STOCK

        On January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock at a price of $50.00 per share. Proceeds from the private placement totaled $18,700,000 after deducting legal fees and related expenses. The purpose of the offering was to fund the launch of the Company's e-Commerce activities, pay down debt, fund the opening of new showrooms and for general corporate purposes. Pursuant to the terms of a Securities Purchase Agreement between the Company and the purchasers of the Series A Convertible Preferred Stock, the Company and the purchasers initially agreed that $10 million of the proceeds would be used to launch the Company's business to business and e-Commerce activities, including commerce related to transactions on the internet, and that the balance of the proceeds would be used to pay down debt, to fund the opening of new showrooms, and for general corporate purposes. The requisite holders of the Series A Convertible Preferred Stock (the "holders") subsequently consented to unrestricted use of these funds.

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

        Each share of Series A Convertible Preferred Stock is convertible into approximately 45.45 shares of Common Stock at any time at the option of the holder; has voting rights equal to approximately 45.45 shares of Common Stock; has certain redemption features; and does not pay a dividend. Conversion is mandatory upon the occurrence of a qualified public offering, as defined. In the event of a voluntary or involuntary liquidation, the holders of the Series A Convertible Preferred Stock have, as to any distribution of assets, a preference to the holders of Common Stock in an amount aggregating $18,525,000 at December 24, 2000 or $50.00 per outstanding share. Holders of the Series A Convertible Preferred Stock may not request redemption prior to January, 2005, except in the event of a change in control of the Company. The redemption price of the Series A Convertible Preferred Stock is equal to $50.00 per share. The Company has no right to call or redeem any shares of the Series A Convertible Preferred Stock.

        During fiscal 2000, holders of 34,200 shares of Series A Convertible Preferred Stock converted their shares into 1,554,537 shares of Common Stock of the Company.


6. STOCKHOLDERS' EQUITY

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

        During 1999, warrants to purchase 65,900 shares of common stock were exercised at a price of $1.55 per share, and, at December 24, 2000, the Company had warrants outstanding to purchase an aggregate amount of 3,742,045 shares of common stock. Of these warrants, 1,400,000 have an exercise price of $0.001 and expire in 2006, 1,300,000 have an exercise price of $1.25 and expire in 2006, 1,000,000 have an exercise price of $0.01 and expire in 2006 and the balance of 42,045 have exercise prices ranging from $1.32 to $3.00 and expire in 2005. The warrants generally provide for certain anti-dilution adjustments.

        The Company also has 174,511 shares of common stock issuable upon payment of deferred stock units and options outstanding to purchase an additional 3,081,998 shares of common stock.

        As of December 24, 2000, 9,578,554 shares of the Company's authorized common stock are reserved for issuance upon exercise of warrants and stock options (see Note 7) and for payment of deferred stock units.


7. STOCK OPTION PLANS

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

        The 1997 Stock Incentive Plan, as amended, provides for the issuance of awards covering up to 4,500,000 shares of Common Stock to employees, officers, directors, and consultants. Awards under this plan can consist of options, stock appreciation rights, dividend equivalent rights, restricted stock, performance shares, deferred stock units or other stock based awards.

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

        In August 1996, the Company awarded the Chief Executive Officer of the Company an option to purchase 1,234,000 shares of common stock at an exercise price of $1.00 per share with vesting over three years. Compensation expense was recorded in the amount of $119,000 and $204,000 in fiscal 1999 and 1998, respectively, based upon the vesting provisions and the market value of the stock on the date of grant.

        Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2000, 1999 and 1998; risk-free interest rates of 6.10%, 5.46% and 5.67%, dividend yields of 0% for all periods, volatility factors of the expected market price of the Company's common stock of 154%, 84% and 80%; and a weighted-average life of the options of 7.0 years for all periods.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except for per share information):


                                             2000          1999         1998
                                           --------      --------      -------
          Pro forma net loss               $(13,265)     $(10,180)     $(5,564)
          Pro forma net loss per share     $  (0.70)     $  (0.46)     $ (0.26)


        As of December 24, 2000, under all option plans, a total of 5,661,998 shares of common stock are reserved for future issuance, options to purchase 3,081,998 shares of common stock were outstanding, options to purchase 2,126,998 were exercisable, at a weighted average exercise price of $1.40, and options for 2,580,000 shares were available for future grants.

        The following table reflects option activity and related exercise prices, actual and weighted average, under all stock option plans from February 1, 1998 to December 24, 2000.


                                                                                                     Weighted
                                                      Number of               Actual                  Average
                                                       Options            Exercise Price           Exercise Price
                                                      ---------           --------------           --------------
          Outstanding February 1, 1998                2,043,958            $ .78 - $6.38              $  1.29
          Granted                                       165,000            $3.25                      $  3.25
          Forfeited                                        (500)           $3.18                      $  3.18
                                                      ---------
          Outstanding January 31, 1999                2,208,458            $ .78 - $6.38              $  1.44
          Granted                                       680,000            $1.44 - $3.00              $  1.90
          Forfeited                                     (65,000)           $1.56 - $3.25              $  1.97
                                                      ---------
          Outstanding December 26, 1999               2,823,458            $ .78 - $6.38              $  1.48
          Granted                                       325,000            $ .75 - $5.25              $  1.50
          Forfeited                                     (66,460)           $1.88 - $6.38              $  3.86
                                                      ---------
          Outstanding December 24, 2000               3,081,998            $ .75 - $6.27              $  1.48
                                                      =========

        The weighted average grant date fair value of options granted during fiscal 2000 and 1999, for options where the exercise price on the date of grant was equal to the stock price on that date, was $1.33 and $1.14, respectively.

        The following table reflects the weighted average exercise price of options outstanding, weighted average remaining contractual life of options outstanding, number of shares exercisable and the weighted average exercise price of exercisable options as of December 24, 2000.


                                                                                                        Weighted
                                                               Weighted                              Average Exercise
 Number of              Actual             Weighted             Average             Number of           Price of
  Options              Exercise             Average            Remaining             Options           Exercisable
Outstanding          Price Range         Exercise Price     Contractual Life       Exercisable           Options
-----------         -------------        --------------     ----------------       -----------       ----------------
2,644,000           $0.75 - $1.62            $1.23            6.1 years           1,884,000               $1.19
  437,998           $1.88 - $6.27            $2.65            8.1 years             242,998               $2.97
---------                                                                         ---------
3,081,998           $0.75 - $6.27            $1.48            6.7 years           2,126,998               $1.37
=========                                                                         =========

8. RETIREMENT PLAN

        The Company has a 401(k) retirement plan to which eligible employees may contribute up to 18% of their annual earnings. At its discretion the Company matches employees' contributions. The Company's contributions were not significant for fiscal 2000, 1999, or 1998.

9. COMMITMENTS AND CONTINGENCIES

Leases

        The Company and its subsidiaries lease production, office and retail facilities and equipment under operating leases. Lease terms range from less than one year to 25 years and most leases contain renewal options and one lease has a purchase option. The Company's administrative offices and manufacturing facilities lease has a remaining term of nine years with four five-year renewal options. Retail showrooms are all leased with rents either fixed or with fixed minimums coupled with contingent rents based on the Consumer Price Index or a percentage of sales.

        Commitments as of December 24, 2000 under operating leases require approximate future minimum annual rental payments as follows:


                                                     Total
            Fiscal Year                         (in thousands)
                                                --------------
               2001                                $ 23,156
               2002                                  21,374
               2003                                  18,800
               2004                                  16,083
               2005                                  13,069
               Thereafter                            52,390
                                                   --------
                                                   $144,872
                                                   ========

        Total rent expense under all operating leases was approximately $21,196,000, $16,318,000 and $17,278,000 for fiscal 2000, 1999 and 1998, respectively.

Litigation

        The Company and its subsidiaries are also parties to various legal actions and proceedings incident to normal business activity. Management believes that any liability in the event of final adverse determination of any of these matters would not be material to the Company's consolidated financial position, liquidity or results of operations.

10. MAJOR SUPPLIERS

        During fiscal 2000, the Company's 10 largest suppliers accounted for 70.7% of its aggregate purchases. Two suppliers represented approximately 15.8% and 9.8% of aggregate purchases for fiscal 2000.

11. RESULTS FOR FORTY-SEVEN WEEKS ENDED DECEMBER 27, 1998 AND FIFTY-TWO WEEKS ENDED DECEMBER 26, 1999 (UNAUDITED)


        The results for the forty-seven weeks ended December 27, 1998 are as follows (in thousands):

               Net revenues                                                      $ 120,462
               Cost of revenues                                                     62,209
                                                                                 ---------
               Gross profit                                                         58,253

               Operating expenses:
                    Selling                                                         51,496
                    General and administrative                                       8,412
                    Amortization of goodwill                                           935
                                                                                 ---------
                                                                                    60,843
                                                                                 ---------
               Loss from operations                                                 (2,590)
               Interest expense                                                     (2,314)
               Other expense                                                           (18)
                                                                                 ---------
               Net loss                                                          $  (4,922)
                                                                                 =========
               Basic and diluted loss per share                                  $   (0.23)
               Number of shares used in computing loss per share                    21,446

        The results for the fifty-two weeks ended December 26, 1999 are as follows (in thousands):


               Net revenues                                                      $ 148,028
               Cost of revenues                                                     75,620
                                                                                 ---------
               Gross profit                                                         72,408

               Operating expenses:
                    Selling                                                         67,116
                    General and administrative                                      10,871
                    Amortization of goodwill                                         1,020
                                                                                 ---------
                                                                                    79,007
                                                                                 ---------
               Loss from operations                                                 (6,599)
               Interest expense                                                     (3,101)
               Other expense                                                            53
                                                                                 ---------
               Net loss                                                          $  (9,647)
                                                                                 =========
               Basic and diluted loss per share                                  $   (0.44)
               Number of shares used in computing loss per share                    22,009

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                 First              Second              Third              Fourth*
                               --------            --------            --------            --------
                                              (in thousands except per share data)
2000 QUARTERS:
  Net revenues                 $ 40,057            $ 36,249            $ 38,625            $ 40,402
  Gross profit                   20,002              17,570              19,370              20,165
  Net loss                       (2,179)             (4,027)             (2,217)             (4,422)
  Loss per share               $  (0.22)           $  (0.18)           $  (0.10)           $  (0.19)
                               ========            ========            ========            ========

1999 QUARTERS:
  Net revenues                 $ 38,039            $ 37,078            $ 36,691            $ 22,075
  Gross profit                   19,079              18,049              18,315               9,985
  Net loss                         (169)             (2,283)             (2,522)             (4,461)
  Loss per share               $  (0.01)           $  (0.10)           $  (0.11)           $  (0.20)
                               ========            ========            ========            ========

*Fourth quarter of fiscal 1999 represents eight weeks ended December 26, 1999 due to the Company's change in fiscal year.


13. IMPAIRMENT CHARGE

        In the fourth quarter of fiscal 2000, the management of the Company reviewed its long-lived and intangible assets for possible impairment in connection with the economic downturn being experienced in the home furnishings industry, the plans to close selected underperforming showrooms and the continuing losses. Based on this review, in December 2000, the Company recorded a non-cash charge related to the impairment of certain long-lived assets as required by SFAS No. 121. The impaired assets consisted primarily of leasehold improvements located at certain of the Company's retail showrooms. The revised carrying values of these assets were generally calculated on the basis of discounted estimated future cash flows using forecasts contained in the Company's operating plan and resulted in a non-cash charge of $1,989,000 of $.09 per share. The impairment charge had no impact on the Company's fiscal 2000 cash flows. As a result of this charge, depreciation and amortization expense related to these assets will decrease in future periods.

14. SUBSEQUENT EVENT (UNAUDITED)

        In February, 2001, the Company made the decision to close approximately 15 underperforming showrooms. The Company will take a fiscal 2001 first quarter charge of approximately $3.1 million to cover the related costs associated with the closures, lease terminations and/or subletting of these showrooms.

                            KRAUSE'S FURNITURE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          FISCAL YEARS ENDED DECEMBER 24, 2000 AND JANUARY 31, 1999 AND
           FORTY-SEVEN WEEK TRANSITION PERIOD ENDED DECEMBER 26, 1999



                                                Additions
                              Balance           Charged to        Charged                           Balance
  Allowance for              Beginning           Cost and        to Other                             End
Doubtful Accounts            of Period           Expenses        Accounts     Deductions (a)       of Period
-----------------            ---------          ----------       --------     --------------       ---------
Fiscal 2000                   $197,251           $246,000           -           $123,000           $320,251
Forty-Seven Week
  Transition
  Period Ended
  December 26, 1999            180,367            199,000           -            182,116            197,251
Fiscal 1998                    163,924            286,000           -            269,557            180,367


(a) Represents accounts written off.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                  DESCRIPTION
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

3.2             By Laws.

4.1             Certificate of Designations of Preferred Stock. (4)

10.1            1994 Directors Stock Option Plan.(16)

10.2            1990 Employees Stock Option Plan.(16)

10.3            1997 Stock Incentive Plan. (9)

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

10.14           Series A Convertible Preferred Stock Securities Purchase
                Agreement, dated as of January 11, 2000.(18)

10.15           Amended and Restated Registration Rights Agreement by Krause's
                Furniture, Inc.(18)

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

10.17           Employment agreement with Philip M. Hawley.(8)

10.18           First amendment to Employment Agreement between Krause's
                Furniture, Inc. And Philip M. Hawley.

10.19           Second amendment to Employment Agreement between Krause's
                Furniture, Inc. And Philip M. Hawley.

10.20 Loan and Security Agreement dated January 20, 1995 by and between Congress Financial Corporation (Western) and Krause's
                Sofa Factory and Castro Convertible Corporation. (3)

10.21           Guarantee dated January 20, 1995 by Krause's Furniture, Inc. to
                Congress Financial Corporation (Western). (3)

10.22           First Amendment to Loan and Security Agreement dated as of May
                10, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(6)

10.23           Second Amendment to Loan and Security Agreement dated as of
                August 26, 1996 by and between Congress Financial Corporation
                (Western) and Krause's Sofa Factory and Castro Convertible
                Corporation.(14)

10.24           Third Amendment to Loan and Security Agreement dated as of
                November 25, 1996 by and between Congress Financial Corporation
                (Western) and Krause's Sofa Factory and Castro Convertible
                Corporation.(14)

10.25           Amended and Restated Subordination Agreement dated as of August
                26, 1996 by and between Congress Financial Corporation (Western) and Krause's Furniture, Inc.(14)

10.26           Fourth Amendment to Loan and Security Agreement dated as of
                August 14, 1997 by and between Congress Financial Corporation
                (Western) and Krause's Sofa Factory and Castro Convertible
                Corporation.(12)

10.27           Fifth Amendment to Loan and Security Agreement dated as of
                December 11, 1997 by and between Congress Financial Corporation
                (Western) and Krause's Sofa Factory and Castro Convertible
                Corporation. (15)

10.28           Sixth Amendment to Loan and Security Agreement dated as of March
                15, 1999 by and between Congress Financial Corporation (Western) and Krause's Custom Crafted Furniture Corp. and Castro
                Convertible Corporation.(16)

10.29           Letter Agreement between Krause's Furniture, Inc. and Congress
                Financial Corporation (Western).(12)

10.30           Seventh Amendment to Loan and Security Agreement dated as of
                August 23, 1999 by and between Congress Financial Corporation
                (Western) and Krause's Custom Crafted Furniture Corp. and Castro
                Convertible Corporation. (17)

10.31           Eighth Amendment to Loan and Security Agreement, by and between
                Congress Financial Corporation (Western), Krause's Custom
                Crafted Furniture Corp and its wholly owned subsidiary, Castro
                Convertible Corporation, dated as of December 15, 1999. (18)

10.32 Amendment to Eighth Amendment to Loan and Security Agreement, by and between Congress Financial Corporation (Western), and
                Krause's Custom Crafted Furniture, Inc., dated December 22,
                1999. (18)

10.33 First Amendment to Amended and Restated Subordination Agreement, dated as of December 15, 1999, by and between Congress Financial
                Corporation (Western) and Krause's Furniture, Inc. (18)

10.34           Ninth Amendment to Loan and Security Agreement by and between
                Congress Financial Corporation (Western), Krause's Custom
                Crafted Furniture Corp. and its wholly owned subsidiary, Castro
                Convertible Corporation, dated as of March 31, 2000. (19)

10.35           Waiver to Loan and Security Agreement by and between Congress
                Financial Corporation (Western), Krause's Custom Crafted
                Furniture Corp. and its wholly owned subsidiary, Castro
                Convertible Corporation, dated as of November 7, 2000. (20)

10.36           Agreement by and among Krause's Furniture Inc., General Electric
                Capital Corporation, and Japan Omnibus Ltd., dated April 3,
                2000. (19)

10.37 Waiver of Default and Consent to Amendment of Business Plans, between the Company, TH Lee.Putnam Internet Partners, L.P., TH
                Lee.Putnam Internet Parallel Partners, L.P. and GE Capital
                Equity Investments, dated as of July 17, 2000. (20)

10.38           Agreement between the Company, General Electric Capital
                Corporation and Japan Omnibus Ltd. Dated August 9, 2000. 10.39
                Waiver of Supplemental Purchase Agreement by General Electric
                Capital Corporation and Japan Omnibus Ltd. dated October 20,
                2000. (20)

21              Subsidiaries.


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

(15) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 30, 1998 (File No. 0-17868).

(16) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 23, 1999 (File No. 0-17868).

(17) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of December 15, 1999 (File No. 0-17868).

(18) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of February 4, 2000 (File No. 0-17868).

(19) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q/A dated as of October 20, 2000 (File No. 0-17868).

(20) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of November 8, 2000 (File No. 0-17868).