Form 10-K/A
period 2000-12-24
KRAUSES FURNITURE INC
filed 2001-04-12
CIK 701974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

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

        Documents Incorporated by Reference: Proxy Statement for 2001 Annual Meeting of Stockholders with respect to information required in Part III.

        The Registrant hereby amends and restates in its entirety the following items of its Annual Report for the fiscal year ended December 24, 2000, as set forth in the pages attached hereto: Part 1 Item 1; Part 2 Item 6; Part 2 Item 8; and Part 4 Item 14.

        Krause's Furniture Inc. (the "Company"), by this Form 10-K/A, Amendment No. 1 to Form 10-K (the "Amendment") hereby amends and restates in its entirety
Part 1 Item 1, Part 2 Item 6, Part 2 Item 8, and Part 4 Item 14 of its Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 10, 2001 with financial statements provided on an unaudited basis for the fiscal year ended December 24, 2000 (the "Annual Report"), as set forth in the pages attached hereto.

        In accordance with Rule 12b-5 under the Securities Exchange Act of 1934, this Amendment is set forth in its entirety on the following pages numbered 2 to 49, inclusive.

        This Amendment (i) includes a report of independent public accountants that was not issued until subsequent to the filing of the original Form 10-K,
(ii) reflects the fact that certain waivers and consents that the Company had hoped to have set forth in definitive documents have only been agreed to in principle by certain of the Company's creditors and Series A Convertible Preferred Stockholders, and (iii) includes audited financial statements that reflect the reclassification of certain of the Company's debt because certain waivers and consents that have been agreed to in principle, and although currently the subject of negotiations between the Company and certain of its creditors, have not yet been set forth in definitive documents.


        SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10K/A, Amendment No. 1 to Annual Report on Form 10-K for the year ended December 24, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.

Krause's Furniture, Inc.
      (Registrant)


Dated: April 11, 2001   By /s/ Robert A. Burton
                           ------------------------------------
                           Robert A. Burton
                           Executive Vice President and Chief Financial Officer (Principal Financial Officer and
                           Principal Accounting Officer)

        This Annual Report on Form 10-K, particularly the discussions under the headings "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These statements include those related to the Company's plans for sales through business-to-business channels; management's strategy for closing underperforming stores, opening new stores and improving the Company's marketing approach; and those related to management's expectation that the company will return to profitability. They also include statements throughout the report using such forward-looking terminology as "may," "will," "expect," "anticipate," "continue," "estimate," or the negative of these terms or other comparable terminology. These statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. Among other things

        - The report of the Company's independent public accountants contains an explanatory paragraph with respect to the Company's ability to continue as a going concern;

        - The outcome of negotiations with creditors to restructure the Company's indebtedness and negotiations with certain holders of the Company's Series A Convertible Preferred Stock to remove restrictions on the use of proceeds of the sale of the Preferred Stock;

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


                                     PART I


ITEM 1. BUSINESS

        This form 10-K/A has been filed to correct certain information previously filed with the Securities and Exchange Commission on April 10, 2001. The information corrected in this Form 10-K/A includes:

- Disclosures regarding the Company receiving waivers for non-compliance with debt covenants have been modified.

- Long-term debt of $24,709,000 has been reclassified to current liabilities due to non-compliance with debt covenants.

- Disclosures regarding the holders of Series A Convertible Preferred Stock consenting to unrestricted use of e-Commerce proceeds and related reclassification of $5,880,000 of cash to restricted cash.

        The financial statements filed on Form 10-K on April 10, 2001 were on an unaudited basis. In this Form 10-K/A the report of our independent public accountants includes an explanatory paragraph as to the Company's ability to continue as a going concern.


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


        RECENT DEVELOPMENTS.

        In February 2001, the Company made the decision to close approximately 15 underperforming showrooms. The Company will take a fiscal 2001 first quarter charge of approximately $3.1 million to cover the related costs associated with the closures, lease terminations and/or subletting of these showrooms. See "Business Strategy" for additional information.

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

    The Company believes that its showrooms are in many markets that have favorable demographics and long-term upward economic trends, and that a substantial majority of its showrooms are located in high traffic areas. In addition, many showrooms are near other furniture retailers, where the Company believes it can benefit from increased traffic of furniture customers and from comparison shopping, typically by shoppers who compare Company products to those of sold-as-shown retailers or premium-priced custom manufacturers.

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

- Close Undeperforming Showrooms. The Company plans to close approximately 15 underperforming showrooms during the course of fiscal 2001. The Company will record a charge of approximately $3.1 million in the first quarter of fiscal 2001 to cover the related costs associated with the closures, lease terminations and/or subletting these locations.

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

        CAPITAL REQUIREMENTS; RESTRICTIONS ON COMPANY'S ABILITY TO OBTAIN ADDITIONAL CAPITAL. The report of our independent public accountants contains a going concern qualification, raising substantial doubt about our ability to continue as a going concern. The Company believes that the remaining proceeds from its January 2000, $19 million Series A Convertible Preferred Stock private placement, when and if made unrestricted, negotiating a one year deferral of principal payments totalling $4 million and a nine month deferral of interest on its subordinated notes, negotiating waivers of its defaults under its loan agreements as of December 24, 2000 and thereafter, closing selected underperforming stores, proceeds from new financings, borrowings under its Revolving Credit Facility, and internally generated funds will be sufficient to fund its requirements for working capital and capital expenditures through the end of fiscal 2001. The Company will in the future need to raise additional funds to finance its on-going operations through either debt or equity financing, and there can be no assurance that the Company's financial performance will enable it to do so on terms acceptable to the Company. Beginning in fiscal 2001, the Company will require funds to begin making required principal and interest payments on its subordinated debt, if a deferral of such payments is not agreed to by the note holders.

The Company's existing secured revolving credit facility provides for borrowings of up to $15 million, is subject to maturity in March 2002, imposes borrowing base limitations, requires the Company to maintain financial covenants for adjusted net worth and limits it from incurring future additional indebtedness from third parties. The Company is currently in default of these financial covenants, but has reached an agreement in principle with its lender that such covenants will be waived or amended. The Company and its lender are currently negotiating definitive documents to reflect such agreement in principle. Consequently, if the Company needs any significant additional infusion of capital, it may have to issue additional equity. Such additional capital, if raised, is likely to dilute the interest of the Company's stockholders. Substantially all of the Company's assets are pledged as collateral for repayment of existing indebtedness. The Company's collateral pledge may make it more difficult for the Company to obtain additional financing on advantageous terms, if at all The Company cannot provide any assurance that it will succeed in restructuring its obligations or that it will not run out of money.

        LEVERAGE AND ABILITY TO SERVICE FIXED CHARGES. At December 24, 2000, the Company had $25.8 million of debt and had a negative tangible net worth (stockholders' equity less intangible assets) of $17.8 million. For the fifty-two weeks ended December 24, 2000, earnings before interest, taxes, depreciation and amortization were negative $4.3 million including an asset impairment charge of $2.0 million. A high percentage of the Company's operating expenses are relatively fixed, including approximately $1.9 million per month in lease payments.

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

        NO ASSURANCE OF SUCCESSFUL IMPLEMENTATION OF BUSINESS STRATEGIES. The Company's near-term business strategies include (i) leveraging its manufacturing expertise and capacity by aggressively pursuing the contract furniture business,
(ii) closing underperforming stores, (iii) increasing showroom productivity,
(iv) launching a new technology platform, (v) developing new products, (vi) leveraging the Castro franchise, and (vii) adding new showrooms in existing markets after the current economic slowdown in the home furnishings industry ends. The Company's inability to achieve any of these goals could have a material adverse effect on the Company's business, financial conditions and results of operations as well as the market value of its common stock. See "Business Strategy".

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

        Suspension of Trading by the American Stock Exchange in the Company's Common Stock. On April 11, 2001, the AMEX halted trading of the Company's Common Stock because the Company's Form 10-K filed on April 10, 2001 lacked an independent accountant's opinion. The Company has been in discussions with officials of the AMEX to have AMEX resume trading of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

        The following data as of and for the fiscal years ended December 24, 2000 and January 31, 1999 and the forty-seven week transition period ended December 26, 1999 has been derived from consolidated financial statements appearing elsewhere herein that have been audited by Arthur Andersen LLP, independent public accountants. The following data as of and for the fiscal years ended February 1, 1998 and February 2, 1997 has been derived from audited consolidated financial statements not included herein. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                      Forty-Seven
                                         Fiscal           Week
                                          Year         Transition                 Fiscal Year Ended
                                         Ended        Period Ended     -------------------------------------------
                                       December 24,    December 26,    January 31,     February 1,     February 2,
                                          2000          1999 (3)         1999 (3)       1998(3)         1997(3)
                                       -----------     ------------    -----------     -----------     -----------
                                                          (in thousands except per share data)
RESULTS OF OPERATIONS:
Net revenues (1)                        $ 155,333       $ 133,883       $ 134,607       $ 118,803       $ 116,041
Gross profit (1)                           77,107          65,428          65,233          55,414          52,351
Loss from operations                       (9,850)         (6,655)         (2,534)         (5,709)        (12,447)
Net loss                                $ (12,845)      $  (9,435)      $  (5,134)      $  (7,480)      $ (13,389)
                                        =========       =========       =========       =========       =========
Loss per share                          $   (0.68)      $   (0.43)      $   (0.24)      $   (0.39)      $   (1.28)
                                        =========       =========       =========       =========       =========
Number of shares used in computing
    Loss  per share (2)                    22,612          22,009          21,490          19,021          10,445
                                        =========       =========       =========       =========       =========


                                     December 24,   December 26,   January 31,   February 1,   February 2,
                                        2000           1999           1999          1998           1997
                                     ------------   ------------   -----------   -----------   -----------
                                                                  (in thousands)
BALANCE SHEET DATA:
  Total assets                        $ 64,980       $ 57,761       $ 52,506      $ 45,312       $ 43,087
  Inventories                           24,284         25,289         20,413        16,013         14,013
  Working capital (deficiency)         (14,964)        (1,596)         2,858          (922)        (2,182)
  Intangible assets                     11,869         13,112         14,261        15,557         16,890
  Short-term debt                       25,358            491            542            22             41
  Long-term debt                           484         23,346         17,990        13,731          6,306
  Stockholders' equity (deficit)        (5,956)         4,265         12,229         9,892         15,543



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

        Significant events that occurred over fiscal 2000 included the following:

        On January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock at a price of $50.00 per share. Proceeds from the private placement totaled $18,700,000 after deducting legal fees and related expenses. Pursuant to the terms of a Securities Purchase Agreement between the Company and the purchasers of the Series A Convertible Preferred Stock, the Company and the purchasers initially agreed that $10 million of the proceeds would be used to launch the Company's business to business and e-Commerce activities, including commerce related to transactions on the internet, and that the balance of the proceeds would be used to pay down debt, to fund the opening of new showrooms, and for general corporate purposes. The requisite holders of the Series A Convertible Preferred Stock (the "holders") subsequently consented to release $2.5 million of the $10 million described above for general Corporate purposes. The Company is in negotiations with the holders of the Series A Convertible Preferred Stock to grant the Company unrestricted use of the remaining funds and a majority of the holders of the Series A Convertible Preferred Stock have agreed in principle to unrestrict use of the remaining funds, a portion of which were used for general corporate purposes, subsequent to December 24, 2000. The Company and a majority of the holders of the Series A Convertible Preferred Stock are currently negotiating definitive documents to reflect such agreement in principle. The agreement in principle may result in dilution to the common shareholders.

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

        Management is pursuing programs to improve its liquidity, including negotiating for the unrestricted use of funds presently restricted to e-Commerce activities, negotiating a one year deferral of principal payments totaling $4,000,000 and a nine month deferral of interest payments due on its subordinated notes totaling $855,000, negotiating for waivers of its defaults under its loan agreements as of December 24, 2000, March 25, 2001 and March 31, 2001, closing selected underperforming stores, scaling back the opening of new stores, introducing new product lines and marketing strategies, increasing emphasis on institutional sales, and implementing new cost-cutting initiatives. Management believes that these new programs, if successful available cash on hand along with available borrowing capacity, monetizing additional inventory, and the possible addition of an accounts receivable subfacility will be sufficient to fund the Company's requirements for working capital, capital expenditures (currently estimated to be approximately $1,100,000 in the next twelve months) and debt repayments ($25,358,000, substantially all of which is related to two debt agreements with which the Company was not fully in compliance with at December 24, 2000), provided it receives waivers from its lenders; however, if this proves not to be the case the Company will need to refinance its existing debt or obtain additional capital and there can be no assurance that any additional equity or debt financing will be available or available on terms acceptable to the Company

LIQUIDITY AND CAPITAL RESOURCES

        Our financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. Our independent public accountant's report has an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. We incurred net losses of $12,845,000, $9,435,000, and $5,134,000 in fiscal years 2000, 1999, and 1998, respectively, and anticipate another loss in fiscal 2001. In addition, we incurred net losses and have had negative cash flows from operating activities over the past five years. In addition, we have an accumulated deficit of $71,835,000 as of December 24, 2000 and are not in compliance with certain debt covenants as of December 24, 2000 and thereafter. These factors, among others, indicate that there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to raise additional working capital and/or obtain waivers from our lenders in connection with certain defaults at December 24, 2000, March 25, 2001 and March 31, 2001 that remain unwaived, obtain a one year deferral of principal payments and a nine month deferral of interest payments due on our subordinated notes; and obtain the unrestricted use of funds presently restricted to e-Commerce activities. The Company has reached agreement in principle with the parties to obtain such waivers and is currently negotiating definitive documents to reflect their agreement in principle; however, no assurance can be given that these waivers and additional financing will be obtained.

        Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

        The Company's principal cash needs are for funding capital expenditures to open new showrooms; for manufacturing samples of upholstered furniture for display in its new and existing showrooms as well as to purchase merchandise from other manufacturers that complements the upholstered furniture manufactured and displayed by the Company; for funding capital expenditures related to the improvement and maintenance of its management information systems; for funding the initial operating losses of the Company's Castro Contract Division; and for paying interest on its secured revolving credit notes and other notes. The Company will also require cash to make the scheduled principal and interest payments on its subordinated notes which become due commencing March 31, 2001; however, the Company is in negotiations with the subordinated debt holders to defer scheduled principal payments for one year and interest payments for nine months. The cash required for funding production and fulfillment of retail and wholesale customer orders is typically provided by the Company's customers from a deposit made at the time an order is placed. Additional cash will be required for funding the accounts receivable growth that is expected to accompany the growth in wholesale sales from Castro Designs International.

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

        Under the terms of the agreement related to the Company's subordinated notes, as well as under the terms of its revolving credit agreement with Congress Financial Corporation (Western), the Company is required to maintain certain financial covenants and is prohibited from incurring additional indebtedness from third parties. As of December 24, 2000, and thereafter, the Company's financial condition or financial performance had fallen out of compliance with some of these covenants. The Company's lenders have agreed in principle to amend or waive any resulting default by the Company of these covenants. The Company and its lenders are currently negotiating definitive documents to reflect such agreement in principle. The Company cannot provide any assurance that it will succeed in restructuring its debt obligations, and that if successful, it will be able to obtain similar waivers or amendments in the future if the Company falls out of compliance with such financial covenants.

        Additionally, the Company is in active negotiations with its largest subordinated debt holder and Congress Financial Corporation (Western) to obtain a $3 million junior secured debt facility. If the Company is successful in obtaining this junior debt facility, additional funds will be required to pay a commitment fee and possible dilution may occur to the common shareholders. The Company cannot provide any assurance that it will succeed in obtaining this financing.

        The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to December 24, 2000 and thereafter are approximately as follows: $25,358,000 in 2001, $211,000 in 2002, $44,000 in
2003, $48,000 in 2004, $47,000 in 2005 and $134,000 thereafter. Management anticipates such payments will be made out of draws under the Revolving Credit Facility or through refinancing.

        As of December 24, 2000, the Company had cash and cash equivalents of $1,850,000. $5,880,000 is restricted under the terms of the Series A Convertible Preferred Stock Securities Purchase Agreement.

        Cash flow activity for the fiscal years ended December 24, 2000 and January 31, 1999 and the forty-seven week transition period ended December 26, 1999 is presented in the Consolidated Statements of Cash Flows.

        2000 Cash Flow. During fiscal 2000, cash and cash equivalents increased by $1,770,000. Operating activities used net cash of $7,969,000, principally from a cash loss from operations of $4,631,000; a decrease in accounts payable and other liabilities of $2,913,000, and increases in accounts receivable of $1,341,000 and prepaid expenses and other assets of $185,000, all of which were offset in part by increased customer deposits of $96,000 and a decrease in inventories of $1,005,000. The increase in accounts receivable is primarily from landlord tenant improvement contributions. Investing activities during the period included capital expenditures of $4,254,000, which was used primarily to open fourteen new showrooms, remodel two showrooms and to fund capital requirements of the ongoing upgrade of the management information systems infrastructure. Financing activities during the period consisted principally of net proceeds of $18,700,000 from the sale of 380,000 shares of Series A Convertible Preferred Stock, partially offset by restricted cash designated for e-Commerce use of $5,880,000, net borrowings of $1,376,000 on the Company's Revolving Credit Facility and $203,000 of principal payments on other indebtedness. Non-cash financing activities included the issuance of 24,702 shares of Series A Convertible Preferred Stock valued at $2,175,000 in payment of interest on subordinated notes for the period from March 1, 2000 through March 31, 2001.

        1999 Cash Flow. During fiscal 1999, cash and cash equivalents remained unchanged. Operating activities used net cash of $1,070,000, principally from a cash loss from operations of $5,030,000, an increase in inventory of $4,876,000, and a decrease in customer deposits of $701,000, offset in part by an increase in accounts payable and accrued liabilities of $8,615,000 and a decrease in accounts receivable of $624,000 and a decrease in prepaid expenses and other assets of $298,000. The increase in inventory was due to a combination of higher levels of finished goods required in part by the addition of new showrooms and the Company's decision to increase the amount of raw materials as a contingency for unforeseen Y2K problems. Investing activities during the period included capital expenditures of $4,189,000 which was used primarily to open thirteen new showrooms and to fund capital requirements of the ongoing upgrade of the management information systems infrastructure. Financing activities during the period consisted of net borrowings of $5,662,000 on the Company's Revolving Credit Facility, proceeds of $102,000 from the exercise of certain warrants for common stock, offset by $505,000 of principal payments on other indebtedness. Management plans to continue its strategy of adding new showrooms. The Company expects to fund the related expenditures from internally generated cash; from a portion of the proceeds of the Series A Convertible Preferred Stock issued in January 2000; and from borrowings under the Company's Revolving Credit Facility. The Company expects to incur costs of approximately $3.6 million related to this program in fiscal 2000.

        1998 Cash Flow. During fiscal 1998, cash and cash equivalents decreased by $836,000. Operating activities used net cash of $5,575,000, principally from a cash loss from operations of $849,000 and increases in inventory and prepaid expenses and other assets of $4,400,000 and $359,000, respectively. The increase in inventory is principally due to the Company's expansion and remodeling program. Investing activities during the period included capital expenditures of $5,727,000, nearly all of which was used to remodel 22 retail showrooms and open eight new showrooms. Financing activities during the period consisted principally of net proceeds of $7,267,000 from the sale of 2,963,889 shares of common stock and net borrowings of $3,180,000 under the Company's revolving credit facility.

        RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain items from the Company's Consolidated Statement of Operations as a percentage of net sales.

                                                         Forty-Seven
                                                             Week
                                            Fiscal Year   Transition    Fiscal Year
                                               Ended      Period Ended    Ended
                                            December 24,  December 26,  January 31,
                                                2000         1999          1999
                                            -----------  -------------  ------------
Net revenues                                      100.0%       100.0%       100.0%
Cost of revenues(1)                                50.4         51.1         51.5
                                                  -----        -----        -----
Gross profit(1)                                    49.6         48.9         48.5
                                                  -----        -----        -----
Operating expenses:
    Selling(1)                                     45.9         45.8         42.6
    General and administrative(1)                   8.2          7.4          7.0
    Asset impairment                                1.3            -            -
    Amortization of goodwill(1)                     0.7          0.7          0.8
                                                  -----        -----        -----

                                                   56.1         53.9         50.4
                                                  -----        -----        -----
Loss from operations(1)                            (6.5)        (5.0)        (1.9)
Interest expense(1)                                (2.3)        (2.1)        (1.9)
Other income                                        0.4            -            -
                                                  -----        -----        -----
Net loss(1)                                        (8.4)%       (7.1)%       (3.8)%
                                                  =====        =====        =====


STORE (SHOWROOM) DATA

                                                         Forty-Seven
                                                             Week
                                            Fiscal Year   Transition    Fiscal Year
                                               Ended      Period Ended    Ended
                                            December 24,  December 26,  January 31,
                                                2000         1999          1999
                                            -----------  -------------  ------------
 Stores open at beginning of period               91            88             81
 Stores opened during period                      14            13              8
 Stores closed during period                       6            10              1
                                              ------        ------        -------
 Stores open at end of period                     99            91             88
 Average sales per showroom(2) (in 000's)     $1,565        $1,452         $1,548

 Comparable store sales increase
  (decrease)(3)(4)(5)                         (3.9%)         4.1%             9.8%

--------------------------


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

        Other income (expense). Other income (expense) for fiscal 2000 includes a gain of $551,000 related to the sale of certain property.

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


                                      2001       2002       2003     2004    2005  Thereafter    Total     Fair Value
                                    -------     ------     -----     ----    ----  ----------    -----     ----------
Fixed Rate Subordinated Notes       $12,001          -         -        -       -        -       $12,001      $12,001
     Average interest rate             9.50%         -         -        -       -        -             -            -
Variable Rate Notes                 $14,031          -         -        -       -        -       $14,031      $14,031
    Average interest rate              10.5%      10.5%        -        -       -        -             -            -
Fixed Rate Other Notes Payable      $   649     $  211     $  44    $  48   $  47   $  134       $ 1,133      $ 1,336
    Average interest rate              9.60%       8.7%      9.4%     9.4%    9.4%     9.0%          -            -



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

                                            PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                             Page No.
                                                                             -------
Report of Arthur Andersen LLP, Independent Public Accountants                   24

Consolidated Balance Sheet at December 24, 2000 (as restated, see Note 1)
    and December 26, 1999                                                       25

Consolidated Statement of Operations for the fiscal years ended December 24,
    2000 and January 31, 1999 and the forty-seven week transition period ended
    December 26, 1999                                                           26

Consolidated Statement of Stockholders' Equity (deficit) for the fiscal years ended December 24, 2000 and January 31, 1999 and the forty-seven week
    transition period ended December 26, 1999                                   27

Consolidated Statement of Cash Flows for the fiscal years ended
    December 24, 2000 (as restated for 2000, see Note 1) and January 31,
    1999 and the forty-seven week transition period ended December 26, 1999     28

Notes to Consolidated Financial Statements                                      29

Schedule II- Valuation and Qualifying Accounts                                  46

Schedules I, III, IV, and V have been omitted since they are not applicable.

(a)(3) EXHIBITS


  3.1       Certificate of Incorporation.(1)
  3.1(a)    Certificate of Amendment of Certificate of Incorporation dated November 28, 1994. (5)
  3.1(b)    Certificate of Amendment of Certificate of Incorporation dated August 1, 1995.(6)
  3.1(c)    Certificate of Amendment of Certificate of Incorporation dated June 7,1996.(7)
  3.1(d)    Certificate of Amendment of Certificate of Incorporation dated August 1, 1996.(7)
  3.2       By Laws
  4.1       Certificate of Designations of Preferred Stock. (4)
 10.1       1994 Directors Stock Option Plan.(16)
 10.2       1990 Employees Stock Option Plan.(16)
 10.3       1997 Stock Incentive Plan. (9)
 10.4       Form of Securities Purchase Agreement between the Company, GECC and certain other stockholders of the Company dated as of August 26, 1996.(8)
 10.5       Form of $5,000,000 10% Subordinated Pay-In-Kind Note due August 31, 2001.(8)
 10.6       Form of Warrant to Purchase 1,400,000 Shares of Common Stock.(8)
 10.7       Form of Securities Purchase Agreement between the Company and Certain Stockholders dated as of August 26, 1996.(8)
 10.8       Supplemental Securities Purchase Agreement among Krause's Furniture, Inc., General
            Electric Corporation and Japan Omnibus Ltd., dated as of August 14, 1997. (12)
 10.9       Letter agreement dated August 14, 1997 regarding Permal Group shares.(12)
 10.10      Letter agreement dated August 14, 1997 regarding warrant dilution provisions.(12)
 10.11      Amendment to the Supplemental Securities Purchase Agreement among Krause's Furniture,
            Inc., General Electric Corporation and Japan Omnibus Ltd., dated as of March 31,
            1999.(16)
 10.12      Amendment to the Supplemental Securities Agreement by and among Krause's Furniture,
            Inc., General Electric Capital Corporation and Japan Omnibus Ltd., dated December 14,
            1999 (16)
 10.13      Agreement by and among Krause's Furniture, Inc., General Electric Capital
            Corporation, and Japan Omnibus Ltd., dated January 11, 2000 (16)
 10.14      Series A Convertible Preferred Stock Securities Purchase Agreement, dated as of
            January 11, 2000 (18)
 10.15      Amended and Restated Registration Rights Agreement by Krause's Furniture, Inc. (18)
 10.16      Amended and Restated Stockholders Agreement by and among Krause's Furniture, Inc. and the Stockholders Listed on the Signature Pages thereof, dated as of January 14, 2000
            (18)
 10.17      Employment agreement with Philip M. Hawley.(8)
 10.18      First amendment to Employment Agreement between Krause's Furniture, Inc. And Philip
            M. Hawley. (21)
 10.20      Loan and Security Agreement dated January 20, 1995 by and between
            Congress Financial Corporation (Western) and Krause's Sofa Factory
            and Castro Convertible Corporation.
            (3)
 10.21      Guarantee dated January 20, 1995 by Krause's Furniture, Inc. to Congress Financial
            Corporation (Western). (3)
 10.22      First Amendment to Loan and Security Agreement dated as of May 10, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro
            Convertible Corporation.(6)
 10.23      Second Amendment to Loan and Security Agreement dated as of August 26, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro
            Convertible Corporation.(14)
 10.24      Third Amendment to Loan and Security Agreement dated as of November 25, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro
            Convertible Corporation.(14)
 10.25      Amended and Restated Subordination Agreement dated as of August 26, 1996 by and between Congress Financial Corporation (Western) and Krause's Furniture, Inc.(14)
 10.26      Fourth Amendment to Loan and Security Agreement dated as of August 14, 1997 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro
            Convertible Corporation.(12)
 10.27      Fifth Amendment to Loan and Security Agreement dated as of December 11, 1997 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro
            Convertible Corporation. (15)
 10.28      Sixth Amendment to Loan and Security Agreement dated as of March 15, 1999 by and between Congress Financial Corporation (Western) and Krause's Custom Crafted
            Furniture Corp. and Castro Convertible Corporation.(16)
 10.29      Letter Agreement between Krause's Furniture, Inc. and Congress Financial Corporation
            (Western).(12)
 10.30      Seventh Amendment to Loan and Security Agreement dated as of August 23, 1999 by and between Congress Financial Corporation (Western) and Krause's Custom Crafted
            Furniture Corp. and Castro Convertible Corporation. (17)



 10.31      Eighth Amendment to Loan and Security Agreement, by and between Congress Financial
            Corporation (Western), Krause's Custom Crafted Furniture Corp and its wholly owned subsidiary, Castro Convertible Corporation, dated as of December 15, 1999. (18)
 10.32      Amendment to Eighth Amendment to Loan and Security Agreement, by and between Congress
            Financial Corporation (Western), and Krause's Custom Crafted Furniture, Inc., dated
            December 22, 1999. (18)
 10.33      First Amendment to Amended and Restated Subordination Agreement, dated as of December
            15, 1999, by and between Congress Financial Corporation (Western) and Krause's
            Furniture, Inc. (18)
 10.34      Ninth Amendment to Loan and Security Agreement by and between Congress Financial
            Corporation (Western), Krause's Custom Crafted Furniture Corp. and its wholly owned subsidiary, Castro Convertible Corporation, dated as of March 31, 2000. (19)
 10.35      Waiver to Loan and Security Agreement by and between Congress Financial Corporation
            (Western), Krause's Custom Crafted Furniture Corp. and its wholly owned subsidiary,
            Castro Convertible Corporation, dated as of November 7, 2000.(20)
 10.36      Agreement by and among Krause's Furniture Inc., General Electric Capital Corporation,
            and Japan Omnibus Ltd., dated April 3, 2000. (19)
 10.37      Waiver of Default and Consent to Amendment of Business Plans, between the Company, TH
            Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P.
            and GE Capital Equity Investments, dated as of July 17, 2000.(20)
 10.38      Agreement between the Company, General Electric Capital Corporation and Japan Omnibus
            Ltd. Dated August 9, 2000. (20)
 10.39      Waiver of Supplemental Purchase Agreement by General Electric Capital Corporation and
            Japan Omnibus Ltd. dated October 20, 2000.(20)
 21         Subsidiaries.
 23.1       Consent of Arthur Andersen LLP, Independent Public Accountants

--------------------

(1) Incorporated herein by reference to Exhibits to Registrant's Form S-4 dated June 19, 1992 (File No. 33-48725).
(2) Incorporated herein by reference to Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-17868).
(3) Incorporated herein by reference to Exhibit to Registrant's Form 8-K dated as of January 20, 1995 (File No. 0-17868).
(4) Incorporated herein by reference to Exhibit 4.3 to Registrant's Form 8-K dated as of October 7, 1993 (File No. 0-17868).
(5) Incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-K dated as of December 31, 1994 (File No. 0-17868).
(6) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated as of January 28, 1996 (File No. 0-17868).
(7) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of July 28, 1996 (File No. 0-17868).
(8) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 26, 1996 (File No. 0-17868).
(9) Incorporated herein by reference to Exhibits to Registrant's Form S-1 dated March 12, 1997 (File No. 333-19485).
(10) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated May 2, 1997 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Proxy Statement on Schedule 14A dated May 7, 1997 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 14, 1997 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of December 17, 1997 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated May 2, 1997 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 30, 1998 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 23, 1999 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of December 15, 1999 (File No. 0-17868).
(18) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of February 4, 2000 (File No. 0-17868).
(19) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q/A dated as of October 20, 2000 (File No. 0-17868).
(20) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of November 8, 2000 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 3, 2000 (File No. 0-17868).



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

                              KRAUSE'S FURNITURE, INC.



Date: April 10, 2001         By: /s/ PHILIP M. HAWLEY
                                 --------------------
                                 Philip M. Hawley
                                 Chairman of the Board and
                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 10, 2001            /s/ PHILIP M. HAWLEY
                                --------------------
                                Philip M. Hawley
                                Chairman of the Board and Chief Executive Officer
                                (Principal Executive Officer)

Date: April 10, 2001            /s/ THOMAS M. DELITTO
                                ---------------------
                                Thomas M. DeLitto
                                Director and Vice Chairman of the Board

Date: April 10, 2001            /s/  ROBERT A. BURTON
                                ---------------------
                                Robert A. Burton
                                Executive Vice President and Chief Financial Officer
                                (Principal Financial Officer and Principal Accounting
                                Officer)

Date: April 10, 2001            /s/  KAMAL G. ABDELNOUR
                                -----------------------
                                Kamal G. Abdelnour
                                Director

Date: April 10, 2001            /s/  JEFFREY H. COATS
                                ---------------------
                                Jeffrey H. Coats
                                Director

Date: April 10, 2001            /s/  PETER H. DAILEY
                                --------------------
                                Peter H. Dailey
                                Director

Date: April 10, 2001            /s/  JOHN A. GAVIN
                                ------------------
                                John A. Gavin
                                Director

Date: April 10, 2001            /s/  BRIAN P. KEIL
                                ------------------
                                Brian P. Keil
                                Director

         REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Krause's Furniture, Inc.

          We have audited the accompanying consolidated balance sheets of Krause's Furniture, Inc. and subsidiaries as of December 24, 2000 (as restated, see Note 1) and December 26, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 24, 2000 (cash flows as restated, see Note 1), the forty-seven week transition period ended December 26, 1999, and the year ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Krause's Furniture, Inc. and subsidiaries as of December 24, 2000 and December 26, 1999, and the results of their operations and their cash flows for the year ended December 24, 2000, the forty-seven week transition period ended December 26, 1999, and the year ended January 31, 1999 in conformity with accounting principles generally accepted in the United States.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, is not in compliance with certain financial covenants in its debt agreements and has a net accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



/s/ ARTHUR ANDERSEN LLP


Orange County, California
April 11, 2001

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           December 24,
                                                                              2000
                                                                          (as restated,    December 26,
                                                                           see Note 1)       1999
                                                                          ------------     ----------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                                $  1,850       $     80
    Restricted cash                                                             5,880              -
    Accounts and other receivables, net of allowance of $320
      ($197 at December 26, 1999) for doubtful accounts                         1,910            569
    Inventories                                                                24,284         25,289
    Prepaid expenses                                                            1,366            656
                                                                             --------       --------
        Total current assets                                                   35,290         26,594

Property, equipment, and leasehold improvements, net                           15,477         15,592
Goodwill, net                                                                  11,392         12,412
Leasehold interests, net                                                          477            700
Other assets                                                                    2,344          2,463
                                                                             --------       --------
                                                                             $ 64,980       $ 57,761
                                                                             ========       ========

       LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                         $ 12,580       $ 14,610
    Accrued payroll and related expenses                                        2,062          2,086
    Other accrued liabilities                                                   5,209          6,054
    Customer deposits                                                           5,045          4,949
    Notes payable                                                              25,358            491
                                                                             --------       --------
        Total current liabilities                                              50,254         28,190
                                                                             --------       --------

Long-term liabilities:
    Notes payable                                                                 484         23,346
    Other                                                                       1,946          1,960
                                                                             --------       --------
        Total long-term liabilities                                             2,430         25,306
                                                                             --------       --------

Commitments and contingencies                                                       -              -

Mandatorily redeemable preferred stock, $.001 par value, 450,000 designated, 370,502 shares outstanding; redemption value
    $50.00 per share                                                           18,252              -
                                                                             --------       --------

Stockholders' equity (deficit):
    Convertible preferred stock, $.001 par value; 2,666,667
        shares authorized; 450,000 designated, 370,502 shares outstanding           -              -
    Common stock, $.001 par value; 35,000,000 shares authorized;
        23,604,865 shares outstanding (22,050,328 at December 26, 1999)            24             22
    Capital in excess of par value                                             65,855         60,642
    Accumulated deficit                                                       (71,835)       (56,399)
                                                                             --------       --------
        Total stockholders' equity (deficit)                                   (5,956)         4,265
                                                                             --------       --------
                                                                             $ 64,980       $ 57,761
                                                                             ========       ========

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     Forty-Seven Week
                                                      Fiscal Year      Transition      Fiscal Year
                                                         Ended        Period Ended       Ended
                                                      December 24,     December 26,    January 31,
                                                         2000             1999           1999
                                                      ------------   ----------------  -----------
Net revenues                                           $ 155,333       $ 133,883       $ 134,607
Cost of revenues                                          78,226          68,455          69,374
                                                       ---------       ---------       ---------
Gross profit                                              77,107          65,428          65,233
                                                       ---------       ---------       ---------
Operating expenses:
    Selling                                               71,236          61,295          57,317
    General and administrative                            12,712           9,853           9,430
    Asset impairment                                       1,989               -               -
    Amortization of goodwill                               1,020             935           1,020
                                                       ---------       ---------       ---------
                                                          86,957          72,083          67,767
                                                       ---------       ---------       ---------
Loss from operations                                      (9,850)         (6,655)         (2,534)

Interest expense, net                                     (3,576)         (2,831)         (2,584)
Other income (expense)                                       581              51             (16)
                                                       =========       =========       =========
Net loss                                               $ (12,845)      $  (9,435)      $  (5,134)

                                                       =========       =========       =========

Basic and diluted loss per share                       $   (0.68)      $   (0.43)      $   (0.24)

                                                       =========       =========       =========

Number of shares used in computing loss per share         22,612          22,009          21,490
                                                       =========       =========       =========



                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                                      Capital in                     Total
                                                               Common Stock           Excess of                   Stockholders'
                                                          ----------------------         Par       Accumulated      Equity
                                                            Shares        Amount        Value        Deficit       (Deficit)
                                                          ---------     --------      ----------   -----------    -------------
Balance at February 1, 1998                                 19,021      $     19      $ 51,703      $(41,830)      $  9,892

Issuance of common stock for cash,
    net of expenses of $1,625                                2,963             3         7,264            --          7,267
Compensation expense on stock option grant                      --            --           204            --            204
Net loss                                                        --            --            --        (5,134)        (5,134)
                                                          --------      --------      --------      --------       --------
Balance at January 31, 1999                                 21,984            22        59,171       (46,964)        12,229

Stock purchase warrants exercised                               66            --           102            --            102
Vesting of common stock  purchase warrants                      --            --         1,250            --          1,250
Compensation expense on stock option grant                      --            --           119            --            119
Net loss                                                        --            --            --        (9,435)        (9,435)
                                                          --------      --------      --------      --------       --------
Balance at December 26, 1999                                22,050            22        60,642       (56,399)         4,265

Issuance of preferred stock in lieu of cash interest            --            --           940            --            940
Conversion of preferred stock to common stock                1,555             2         1,682            --          1,684
Value of beneficial conversion feature of
    preferred stock                                             --            --         2,591        (2,591)            --
Net loss                                                        --            --            --       (12,845)       (12,845)
                                                          --------      --------      --------      --------       --------
Balance at December 24, 2000                                23,605      $     24      $ 65,855      $(71,835)      $ (5,956)
                                                          ========      ========      ========      ========       ========



                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                Fiscal Year
                                                                                  Ended       Forty-Seven Week
                                                                               December 24,     Transition       Fiscal Year
                                                                                  2000         Period Ended        Ended
                                                                              (as restated,    December 26,      January 31,
                                                                               see Note 1)         1999             1999
                                                                              -------------   ----------------  ------------
Cash flows from operating activities:
Net loss                                                                        $ (12,845)      $  (9,435)      $  (5,134)
    Adjustments to reconcile net loss to net cash used by
       operating activities:
       Depreciation and amortization                                                3,599           3,021           3,019
       Asset impairment charge                                                      1,989              --              --
       Other non-cash charges                                                       2,626           1,384           1,266
   Change in assets and liabilities:
       Accounts receivable                                                         (1,341)            624             (45)
       Inventories                                                                  1,005          (4,876)         (4,400)
       Prepaid expenses and other assets                                             (185)            298            (359)
       Accounts payable and accrued liabilities                                    (2,913)          8,615            (151)
       Customer deposits                                                               96            (701)            229
                                                                                ---------       ---------       ---------
            Net cash used by operating activities                                  (7,969)         (1,070)         (5,575)
                                                                                ---------       ---------       ---------

Cash flows from investing activities:
    Capital expenditures                                                           (4,254)         (4,189)         (5,727)
                                                                                ---------       ---------       ---------
            Net cash used by investing activities                                  (4,254)         (4,189)         (5,727)
                                                                                ---------       ---------       ---------

Cash flows from financing activities:
    Proceeds from long-term borrowings                                            180,985         149,575         157,316
    Principal payments on long-term borrowings                                   (179,812)       (144,418)       (154,117)
    Proceeds from issuance of common stock                                             --              --           7,267
    Proceeds from issuance of preferred stock                                      18,700              --              --
    Increase in restricted cash                                                    (5,880)             --              --
    Proceeds from exercise of stock purchase warrants                                  --             102              --
                                                                                ---------       ---------       ---------
            Net cash provided by financing activities                              13,993           5,259          10,466
                                                                                ---------       ---------       ---------
Net increase (decrease) in cash                                                     1,770              --            (836)
Cash and cash equivalents at beginning of period                                       80              80             916
                                                                                ---------       ---------       ---------
Cash and cash equivalents at end of period                                      $   1,850       $      80       $      80
                                                                                =========       =========       =========

Supplemental disclosures of cash flow information -
  Cash paid during the period for interest                                      $   1,562       $   1,995       $   1,752
  Noncash investing and financing activities:
    Capital lease obligations incurred                                                 --             597             850
    Issuance of mandatorily redeemable preferred stock to pre-pay interest          2,175              --              --
        on subordinated debt
    Conversion of mandatorily redeemable preferred stock to common stock            1,684              --              --
    Vesting of common stock purchase warrants                                          --           1,250              --


                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     DESCRIPTION OF BUSINESS

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


Restatement

       The financial statements of the Company were previously filed on Form 10-K on April 10, 2001 on an unaudited basis. The financial statements included herein are restated for the following:

- Disclosures regarding the Company receiving waivers for non-compliance with debt covenants have been modified.

- Long-term debt of $24,709,000 has been reclassified to current liabilities due to non-compliance with debt covenants.

- Disclosures regarding the holders of Series A Convertible Preferred Stock consenting to unrestricted use of e-Commerce proceeds have been modified and $5,880,000 of cash has been classified as restricted cash.

Operations

       The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The Company incurred net losses of $12,845,000, $9,435,000, and $5,134,000 in fiscal years 2000, 1999, and 1998, respectively, and anticipates continued losses in fiscal 2001. In addition, the Company has an accumulated deficit of $71,835,000 as of December 24, 2000 and is not in compliance with certain debt covenants as of December 24, 2000, and thereafter, and has defaulted on a principal payment on the Company's subordinated debt that was due March 31, 2000. These factors, among others, indicate that there is substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern The Company's continuation as a going concern is dependent upon its ability to raise additional working capital and/or obtain waivers from our lenders in connection with certain defaults at December 24, 2000, March 25, 2001 and March 31, 2001 that remain unwaived, obtain a one year deferral of principal payments and a nine month deferral of interest payments due on its subordinated notes, and obtain the unrestricted use of funds presently restricted to e-

Commerce activities.

       Management is pursuing programs to improve its liquidity, including negotiating for the unrestricted use of funds restricted to e-Commerce activities, negotiating a one year deferral of principal payments and a nine month deferral of interest payments due on its subordinated notes, negotiating for waivers of its defaults under its loan agreements, closing selected underperforming stores, scaling back the opening of new stores, introducing new product lines and marketing strategies, increasing emphasis on institutional sales, and implementing new cost-cutting initiatives. Management believes that these new programs, if successful, as well as available cash on hand along with available borrowing capacity, monetizing additional inventory, and the possible addition of an accounts receivable subfacility will be sufficient to fund the Company's requirements for working capital, capital expenditures (currently estimated to be approximately $1,100,000 in the next twelve months) and debt repayments ($25,842,000 substantially all of which is related to two debt agreements with which the Company was not in compliance with at December 24,
2000), provided it receives waivers from its lenders; however, if this proves not to be the case the Company will need to refinance its existing debt or obtain additional capital and there can be no assurance that any additional equity or debt financing will be available or available on terms acceptable to the Company



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

       Cash and cash equivalents include cash on hand, cash in money market accounts and certificates of deposit with original maturities of less than three months, carried at cost, which approximates fair value.


Restricted cash (as restated, see Note 1)

       At December 24, 2000, $5,880,000 of cash was restricted for e-Commerce activities in accordance with the Series A Convertible Preferred Stock Securities Purchase Agreement (see Note 5).


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



Inventories

       Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                            December 24,     December 26,
                                                2000             1999
                                            ------------     ------------
                                                   (in thousands)
Manufactured finished goods                   $ 8,843          $ 7,991
Finished goods purchased from others           11,016           10,370
Work in progress                                  153              180
Raw materials                                   4,272            6,748
                                              -------          -------

                                              -------          -------
                                              $24,284          $25,289
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

                                                      December 24,        December 26,
                                                          2000               1999
                                                      -----------         ------------
                                                              (in thousands)
Leasehold improvements                                  $ 16,385           $ 16,649
Construction in progress                                   2,281              3,642
Machinery, equipment and software                          4,114              1,983
Office and store furniture                                 1,140                978
                                                        --------           --------
                                                          23,920             23,252
Less accumulated depreciation and amortization            (8,443)            (7,660)
                                                        --------           --------
                                                        $ 15,477           $ 15,592
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

       The following is a reconciliation of the Company's net loss and weighted average shares outstanding for the purpose of calculating basic and diluted loss per share for all periods:

                                                                 Forty-Seven
                                                                     Week
                                              Fiscal Year         Transition         Fiscal Year
                                                 Ended           Period Ended           Ended
                                              December 24,       December 26,        January 31,
                                                  2000               1999               1999
                                              ------------       ------------        -----------
                                                                (in thousands)
Net Loss                                        $(12,845)          $ (9,435)          $ (5,134)
Less: deemed preferred stock dividend              2,591                 --                 --
                                                --------           --------           --------
Loss available  to common stockholders           (15,436)            (9,435)            (5,134)
                                                ========           ========           ========
Weighted average shares outstanding               22,612             22,009             21,490
                                                ========           ========           ========
Basic and diluted loss per share                $  (0.68)          $  (0.43)          $  (0.24)
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

       During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB No. 101 during the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations



Reclassifications:

       Certain reclassifications have been made to prior year balances in order to conform with the current year presentation.



3.     NOTES PAYABLE AND INTEREST EXPENSE (AS RESTATED, SEE NOTE 1)

       Notes payable consist of the following:

                                                                             December 24,      December 26,
                                                                                2000               1999
                                                                             ------------      ------------
                                                                                     (in thousands)
Secured revolving credit notes                                                $ 14,031           $ 12,655
Subordinated notes payable to shareholders, unsecured                           12,001             12,001
Unamortized debt discount, net of accumulated amortization of
 $2,952,000 at December 24, 2000 and $2,120,000 at December 26, 1999            (1,323)            (2,155)
Other notes                                                                      1,133              1,336
                                                                              --------           --------
                                                                                25,842             23,837
Less current portion                                                            25,358                491
                                                                              --------           --------
                                                                              $    484           $ 23,346
                                                                              ========           ========

       The secured revolving credit notes were issued under a revolving credit agreement, which was most recently amended March 31, 2000, (the "Revolving Credit Facility") between Krause's and a financial institution that expires March 2002. The Revolving Credit Facility provides for revolving loans of up to $15 million, based on the value of eligible inventories. Available borrowing capacity under the terms of the Revolving Credit Facility at December 24, 2000 was $372,000. Substantially all of Krause's assets are pledged as collateral for the loan that is guaranteed by the Company. Interest on the loan is payable monthly at 2-1/2% in excess of the prime rate (9.50% at December 24, 2000).

       The subordinated notes payable to shareholders, which bear interest at 9.5% per annum were issued pursuant to a Supplemental Securities Purchase Agreement which was most recently amended August 9, 2000 (the "Agreement"). Repayment of principal is scheduled in quarterly payments of $1 million commencing March 31, 2001 with the final payment due June 30, 2003. The Company has not made the $1 million payment due on March 31, 2001. The Company is in active negotiations with the subordinated debt holders to defer scheduled principal payments for one year totaling $4 million and interest payments for nine months. The Agreement also requires the Company to pay 50% of its quarterly excess cash flow from retail operations, as defined in the Agreement, up to a maximum of $4 million and apply it to principal in the inverse order of scheduled principal payments.

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

       Pursuant to the terms of the Agreement and the Revolving Credit Facility, the Company and Krause's are required to maintain certain financial ratios and minimum levels of net worth and working capital. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of December 24, 2000, and thereafter, the Company and Krause's were not in compliance with the terms and conditions of these agreements and are seeking waivers of such non-compliance and amendments to future covenants from the holders of the subordinated notes and the financial institution that issued the Revolving Credit Facility; as a result, the related debt has been classified as a current liability. It is possible the Company may continue to not be in compliance with its loan covenants in fiscal 2001; however, management believes, based upon its historical experience, that it will be able to obtain waivers and/or amendments to the covenants, if necessary.

       The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to December 24, 2000 and thereafter are approximately as follows: $25,358,000 in 2001, $211,000 in 2002, $44,000 in 2003, $48,000 in
2004, $47,000 in 2005 and $134,000 thereafter.

       Interest expense consists of the following:

                                                           Forty-Seven
                                                              Week
                                          Fiscal Year      Transition       Fiscal Year
                                            Ended         Period Ended         Ended
                                          December 24,     December 26,     January 31,
                                             2000             1999             1999
                                          -----------     -------------     -----------
                                                          (in thousands)
Interest expense on debt                   $ 3,235           $ 1,995          $ 1,779
Amortization of debt discount and
  financing fees                               855               836              805
Interest income                               (514)               --               --
                                           -------           -------          -------
Interest expense, net                      $ 3,576           $ 2,831          $ 2,584
                                           =======           =======          =======



4.     INCOME TAXES

       Income tax benefits differ from the amounts computed by applying the federal statutory rate of 34% to the loss before income taxes, as follows:

                                                                  Forty-Seven
                                                                     Week
                                                Fiscal Year       Transition        Fiscal Year
                                                   Ended         Period Ended          Ended
                                                December 24,      December 26,      January 31,
                                                   2000              1999              1999
                                                -----------      ------------       -----------
                                                                 (in thousands)
Tax at federal statutory rate                     $(4,367)          $(3,208)          $(1,745)
Goodwill amortization                                 347               319               347
State income tax, net of federal benefit             (701)             (438)             (280)
Other                                                 206               826               245
Adjustment of valuation allowance                   4,515             2,501             1,433

                                                  -------           -------           -------
                                                  $    --           $    --           $    --
                                                  =======           =======           =======

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                          December 24,      December 26,
                                                                              2000              1999
                                                                          -----------       ------------
                                                                                  (in thousands)
Deferred tax liabilities                                                    $    --           $    --
Deferred tax assets:
   Net operating loss carryforwards                                          20,093            16,916
   Reserves and accruals not currently deductible for tax purposes            4,660             3,322
                                                                            -------           -------
   Total deferred tax assets                                                 24,753            20,238
   Valuation allowance for deferred tax assets                              (24,753)          (20,238)
                                                                            -------           -------
   Net deferred tax assets                                                       --                --
                                                                            -------           -------
Net deferred taxes                                                          $    --           $    --
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


5.     MANDATORILY REDEEMABLE PREFERRED STOCK

       On January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock at a price of $50.00 per share. Proceeds from the private placement totaled $18,700,000 after deducting legal fees and related expenses. The purpose of the offering was to fund the launch of the Company's e-Commerce activities, pay down debt, fund the opening of new showrooms and for general corporate purposes. Pursuant to the terms of a Securities Purchase Agreement between the Company and the purchasers of the Series A Convertible Preferred Stock, the Company and the purchasers initially agreed that $10 million of the proceeds would be used to launch the Company's business to business and e-Commerce activities, including commerce related to transactions on the internet, and that the balance of the proceeds would be used to pay down debt, to fund the opening of new showrooms, and for general corporate purposes. The requisite holders of the Series A Convertible Preferred Stock (the "holders") subsequently consented to release $2.5 million of the $10 million described above for general corporate purposes. The Company is in negotiations with the holders of the Series A Convertible Preferred Stock to grant the Company unrestricted use of the remaining funds, a portion of which were used for general corporate purposes subsequent to December 24, 2000. The agreement in principle may result in dilution to the common shareholders.

       On May 5, 2000, the Company issued 24,702 shares of Series A Convertible Preferred Stock at a price of $50.00 per share in lieu of cash interest on its subordinated notes covering the thirteen-month period from March 1, 2000 through March 31, 2001. These shares were valued at $2,175,000 based on the market value on May 5, 2000 of the underlying Common Stock. The Company recorded this value as prepaid interest, recorded the stated value of these shares, $1,235,000, as mandatorily redeemable preferred stock, and the difference of $940,000 as capital in excess of par value. It will amortize the prepaid interest using the straight-line method over the related period, which ends on March 31, 2001.

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

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except for per share information):

                                         2000                 1999                 1998
                                      ----------           ----------           ----------
Pro forma net loss                    $  (13,265)          $  (10,180)          $   (5,564)
Pro forma net loss per share          $    (0.70)          $    (0.46)          $    (0.26)

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

                                                                               Weighted
                                                              Actual           Average
                                        Number of            Exercise          Exercise
                                         Options              Price             Price
                                        ----------          -----------        --------
Outstanding February 1, 1998            2,043,958           $ .78-$6.38          $1.29
Granted                                   165,000           $3.25                $3.25
Forfeited                                    (500)          $3.18                $3.18
                                        ---------
Outstanding January 31, 1999            2,208,458           $ .78-$6.38          $1.44
Granted                                   680,000           $1.44-$3.00          $1.90
Forfeited                                 (65,000)          $1.56-$3.25          $1.97
                                        ---------
Outstanding December 26, 1999           2,823,458           $ .78-$6.38          $1.48
Granted                                   325,000           $ .75-$5.25          $1.50
Forfeited                                 (66,460)          $1.88-$6.38          $3.86
                                        ---------
Outstanding December 24, 2000           3,081,998           $ .75-$6.27          $1.48
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

                                                                                                        Weighted
                                                             Weighted                               Average Exercise
    Number of          Actual            Weighted             Average              Number of           Price of
     Options          Exercise            Average            Remaining              Options           Exercisable
   Outstanding       Price Range      Exercise Price      Contractual Life        Exercisable           Options
   -----------       -----------      --------------      ----------------        -----------       ----------------
    2,644,000        $0.75-$1.62           $1.23              6.1 years            1,884,000             $1.19
      437,998        $1.88-$6.27           $2.65              8.1 years              242,998             $2.97
    ---------                                                                      ---------
    3,081,998        $0.75-$6.27           $1.48              6.7 years            2,126,998             $1.37
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

       Commitments as of December 24, 2000 under operating leases require approximate future minimum annual rental payments as follows:

                                      Total
      Fiscal Year                 (in thousands)
                                   ------------
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



14.    SUBSEQUENT EVENT (UNAUDITED)

       In February 2001, the Company made the decision to close approximately 15 underperforming showrooms. The Company will take a fiscal 2001 first quarter charge of approximately $3.1 million to cover the related costs associated with the closures, lease terminations and/or subletting of these showrooms.

          REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Krause's Furniture, Inc.


       We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Krause's Furniture, Inc. and subsidiaries as of December 24, 2000 (as restated, see Note 1) and December 26, 1999, and for the year ended December 24, 2000, the forty-seven week transition period ended December 26, 1999, and the year ended January 31, 1999, included in this Form 10-K and have issued our report thereon dated April 11, 2001. Our report on the financial statements includes an explanatory paragraph with respect to the Company's ability to continue as a going concern as discussed in
Note 1 to the financial statements. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


Orange County, California
April 11, 2001

                            KRAUSE'S FURNITURE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 FISCAL YEARS ENDED DECEMBER 24, 2000 AND JANUARY 31, 1999 AND FORTY-SEVEN WEEK
                                TRANSITION PERIOD
                             ENDED DECEMBER 26, 1999


                                    Additions
                                     Balance      Charged to      Charged                         Balance
          Allowance for             Beginning      Cost and       to Other                          End
        Doubtful Accounts           of Period      Expenses       Accounts       Deductions(a)   of Period
-------------------------------     ---------     ----------      --------       ------------    ---------
Fiscal 2000                         $197,251       $246,000            --         $123,000       $320,251
Forty-Seven Week Transition
 Period Ended December 26, 1999      180,367        199,000            --          182,116        197,251
Fiscal 1998                          163,924        286,000            --          269,557        180,367


(a)    Represents accounts written off.

                                 EXHIBIT INDEX

  3.1       Certificate of Incorporation.(1)
  3.1(a)    Certificate of Amendment of Certificate of Incorporation dated November 28, 1994. (5)
  3.1(b)    Certificate of Amendment of Certificate of Incorporation dated August 1, 1995.(6)
  3.1(c)    Certificate of Amendment of Certificate of Incorporation dated June 7,1996.(7)
  3.1(d)    Certificate of Amendment of Certificate of Incorporation dated August 1, 1996.(7)
  3.2       By Laws
  4.1       Certificate of Designations of Preferred Stock. (4)
 10.1       1994 Directors Stock Option Plan.(16)
 10.2       1990 Employees Stock Option Plan.(16)
 10.3       1997 Stock Incentive Plan. (9)
 10.4       Form of Securities Purchase Agreement between the Company, GECC and certain other stockholders of the Company dated as of August 26, 1996.(8)
 10.5       Form of $5,000,000 10% Subordinated Pay-In-Kind Note due August 31, 2001.(8)
 10.6       Form of Warrant to Purchase 1,400,000 Shares of Common Stock.(8)
 10.7       Form of Securities Purchase Agreement between the Company and Certain Stockholders dated as of August 26, 1996.(8)
 10.8       Supplemental Securities Purchase Agreement among Krause's Furniture, Inc., General
            Electric Corporation and Japan Omnibus Ltd., dated as of August 14, 1997. (12)
 10.9       Letter agreement dated August 14, 1997 regarding Permal Group shares.(12)
 10.10      Letter agreement dated August 14, 1997 regarding warrant dilution provisions.(12)
 10.11      Amendment to the Supplemental Securities Purchase Agreement among Krause's Furniture,
            Inc., General Electric Corporation and Japan Omnibus Ltd., dated as of March 31, 1999.(16)
 10.12      Amendment to the Supplemental Securities Agreement by and among Krause's Furniture,
            Inc., General Electric Capital Corporation and Japan Omnibus Ltd., dated December 14, 1999 (16)
 10.13      Agreement by and among Krause's Furniture, Inc., General Electric Capital
            Corporation, and Japan Omnibus Ltd., dated January 11, 2000 (16)
 10.14      Series A Convertible Preferred Stock Securities Purchase Agreement, dated as of
            January 11, 2000 (18)
 10.15      Amended and Restated Registration Rights Agreement by Krause's Furniture, Inc. (18)
 10.16      Amended and Restated Stockholders Agreement by and among Krause's Furniture, Inc. and the Stockholders Listed on the Signature Pages thereof, dated as of January 14, 2000 (18)
 10.17      Employment agreement with Philip M. Hawley.(8)
 10.18      First amendment to Employment Agreement between Krause's Furniture, Inc. And Philip M. Hawley. (21)
 10.20      Loan and Security Agreement dated January 20, 1995 by and between Congress Financial Corporation
            (Western) and Krause's Sofa Factory and Castro Convertible Corporation. (3)
 10.21      Guarantee dated January 20, 1995 by Krause's Furniture, Inc. to Congress Financial
            Corporation (Western). (3)
 10.22      First Amendment to Loan and Security Agreement dated as of May 10, 1996 by and between Congress
            Financial Corporation (Western) and Krause's Sofa Factory and Castro Convertible Corporation.(6)
 10.23      Second Amendment to Loan and Security Agreement dated as of August 26, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro
            Convertible Corporation.(14)
 10.24      Third Amendment to Loan and Security Agreement dated as of November 25, 1996 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro
            Convertible Corporation.(14)
 10.25      Amended and Restated Subordination Agreement dated as of August 26, 1996 by and between Congress Financial Corporation (Western) and Krause's Furniture, Inc.(14)
 10.26      Fourth Amendment to Loan and Security Agreement dated as of August 14, 1997 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro
            Convertible Corporation.(12)
 10.27      Fifth Amendment to Loan and Security Agreement dated as of December 11, 1997 by and between Congress Financial Corporation (Western) and Krause's Sofa Factory and Castro
            Convertible Corporation. (15)
 10.28      Sixth Amendment to Loan and Security Agreement dated as of March 15, 1999 by and between Congress Financial Corporation (Western) and Krause's Custom Crafted
            Furniture Corp. and Castro Convertible Corporation.(16)
 10.29      Letter Agreement between Krause's Furniture, Inc. and Congress Financial Corporation
            (Western).(12)
 10.30      Seventh Amendment to Loan and Security Agreement dated as of August 23, 1999 by and between Congress Financial Corporation (Western) and Krause's Custom Crafted
            Furniture Corp. and Castro Convertible Corporation. (17)


 10.31      Eighth Amendment to Loan and Security Agreement, by and between Congress Financial
            Corporation (Western), Krause's Custom Crafted Furniture Corp and its wholly owned subsidiary, Castro Convertible Corporation, dated as of December 15, 1999. (18)
 10.32      Amendment to Eighth Amendment to Loan and Security Agreement, by and between Congress
            Financial Corporation (Western), and Krause's Custom Crafted Furniture, Inc., dated
            December 22, 1999. (18)
 10.33      First Amendment to Amended and Restated Subordination Agreement, dated as of December
            15, 1999, by and between Congress Financial Corporation (Western) and Krause's
            Furniture, Inc. (18)
 10.34      Ninth Amendment to Loan and Security Agreement by and between Congress Financial
            Corporation (Western), Krause's Custom Crafted Furniture Corp. and its wholly owned subsidiary, Castro Convertible Corporation, dated as of March 31, 2000. (19)
 10.35      Waiver to Loan and Security Agreement by and between Congress Financial Corporation
            (Western), Krause's Custom Crafted Furniture Corp. and its wholly owned subsidiary,
            Castro Convertible Corporation, dated as of November 7, 2000. (20)
 10.36      Agreement by and among Krause's Furniture Inc., General Electric Capital Corporation,
            and Japan Omnibus Ltd., dated April 3, 2000. (19)
 10.37      Waiver of Default and Consent to Amendment of Business Plans, between the Company, TH
            Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P.
            and GE Capital Equity Investments, dated as of July 17, 2000. (20)
 10.38      Agreement between the Company, General Electric Capital Corporation and Japan Omnibus
            Ltd. Dated August 9, 2000. (20)
 10.39      Waiver of Supplemental Purchase Agreement by General Electric Capital Corporation and
            Japan Omnibus Ltd. dated October 20, 2000. (20)
 21         Subsidiaries.
 23.1       Consent of Arthur Andersen LLP, Independent Public Accountants

--------------------

(1) Incorporated herein by reference to Exhibits to Registrant's Form S-4 dated June 19, 1992 (File No. 33-48725).
(2) Incorporated herein by reference to Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-17868).
(3) Incorporated herein by reference to Exhibit to Registrant's Form 8-K dated as of January 20, 1995 (File No. 0-17868).
(4) Incorporated herein by reference to Exhibit 4.3 to Registrant's Form 8-K dated as of October 7, 1993 (File No. 0-17868).
(5) Incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-K dated as of December 31, 1994 (File No. 0-17868).
(6) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated as of January 28, 1996 (File No. 0-17868).
(7) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of July 28, 1996 (File No. 0-17868).
(8) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 26, 1996 (File No. 0-17868).
(9) Incorporated herein by reference to Exhibits to Registrant's Form S-1 dated March 12, 1997 (File No. 333-19485).
(10) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated May 2, 1997 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Proxy Statement on Schedule 14A dated May 7, 1997 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of August 14, 1997 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of December 17, 1997 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated May 2, 1997 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 30, 1998 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 23, 1999 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of December 15, 1999 (File No. 0-17868).
(18) Incorporated herein by reference to Exhibits to Registrant's Form 8-K dated as of February 4, 2000 (File No. 0-17868).
(19) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q/A dated as of October 20, 2000 (File No. 0-17868).
(20) Incorporated herein by reference to Exhibits to Registrant's Form 10-Q dated as of November 8, 2000 (File No. 0-17868).
(21) Incorporated herein by reference to Exhibits to Registrant's Form 10-K dated April 3, 2000 (File No. 0-17868).