Form 10-K/A
period 2000-12-24
KRAUSES FURNITURE INC
filed 2001-05-01
CIK 701974

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

        As of April 27, 2001 the aggregate market value of Registrant's $.001 par value Common Stock held by non-affiliates was approximately $2,371,830 based on the closing price for the stock. As of April 27, 2001 there were 23,604,865 shares of $.001 par value common stock outstanding.

        Documents Incorporated by Reference: None.

     Krause's Furniture INC. (the "Company"), by this Form 10-K/A, Amendment No. 2 to Form 10-K (the "Amendment") hereby amends and restates in its entirety
Part 3 Items 10, 11, 12 and 13 of its Annual Report on Form 10-K filed with the Securities Exchange Commission on April 10, 2001 for the fiscal year ended December 24, 2000 (the "Annual Report"), as set forth in the pages attached hereto.

     In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment is set forth in its entirety on the following pages numbered 1 to 14, inclusive.

     This Amendment includes the information required by Items 10 through 13 of
Part 3 to the Company's Annual Report.

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A, Amendment No. 2 to Annual Report on Form 10-K for the year ended December 24, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.



                         KRAUSE' FURNITURE, INC.
                         (REGISTRANT)


Dated: May 1, 2001       By /s/  Robert A. Burton
                            ----------------------
                            Robert A. Burton
                            Executive Vice President and Chief Financial officer (Principal Financial Officer and Principal Accounting Officer)

                                    PART III

      The information required by Part III (Items 10, 11, 12, and 13) of the Company's Annual Report on Form 10-K for the fiscal year ended December 24, 2000 (the "Annual Report"), filed with the Securities and Exchange Commission on April 10, 2001, was to be incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of the Company, which Proxy Statement was to be filed pursuant to Regulation 14A under the Exchange Act within 120 days following the end of the Company's fiscal year as permitted under General Instruction G of Form 10-K. The definitive Proxy Statement has not yet been filed within such period. Accordingly, the Company hereby amends Items 10, 11, 12, and 13 of the Annual Report as follows:

Item 10.    Directors and Executive Officers of the Registrant

      Listed below are the names of each of our directors and executive officers, his or her age, offices held with us or our predecessors and a brief description of his or her business experience.

     KAMAL G. ABDELNOUR ("Abdelnour"), age 64, has been a director since September 1996 and had previously served as a director from February 1993 to August 1996 when he resigned in connection with the Company's recapitalization. Since 1980 Mr. Abdelnour has been President, Chief Executive Officer and a director of ATCO Development, Inc. ("ATCO"). ATCO is engaged in the business of investments, real estate ownership and management, and export sales. Mr. Abdelnour currently also serves as a director of Permal Management Corporation, an indirect, wholly owned subsidiary of Worms & Co., Inc.

     JEFFREY H. COATS ("Coats"), age 43, has been a director since August 1996. He is the founder of TH Lee Global Internet Managers, L.P., where he served as Managing Director from July 1999 to the present. From April 1996 to July 1999, he served as a Managing Director of GE Equity, a wholly owned subsidiary of GE Capital, during which time he managed GE Equity's Consumer Group and was responsible for strategic and financial investments involving the Internet, eCommerce, media and entertainment, and retail and consumer products and services. From February 1994 to April 1996, Mr. Coats served as President of Maverick Capital Equity Partners, LLC, an investment firm. From May 1993 to January 1994, Mr. Coats served as a Managing Director of Veritas Capital, Inc., also an investment firm. From September 1991 to April 1993, Mr. Coats served as a Managing Director of GE Capital Corporate Finance Group, Inc., a wholly owned subsidiary of GE Capital. Currently Mr. Coats is a director of Wink Communications, autobytel.com Inc., and MyTurn.

     HON. PETER H. DAILEY ("Dailey"), age 70, has been a director since September 1996. From April 1994 to January 1997, Mr. Dailey, served as the Director, Chairman and Chief Executive Officer of Memorex Telex, NV, a worldwide technology company headquartered in Amsterdam, the Netherlands. Prior to returning to government service, he served as a director of the Walt Disney Co. and the Interpublic Group of Companies. From 1985 to 1992, Mr. Dailey was a member of President's General Advisory Committee on Arms Control and Disarmament. From 1985 to 1988, Mr. Dailey served as counselor to the Director of the Central Intelligence Agency. In 1985, he was special Presidential envoy to NATO countries. He served as Ambassador to Ireland from 1982 to 1984. In 1968, Mr. Dailey founded Enniskerry Financial, Ltd., a private investment company, and is currently its Chairman of the Board. Mr. Dailey is also a member of the Board of Directors of Jacobs Engineering Group, Inc. and Wirthlin Worldwide.

     THOMAS M. DELITTO ("DeLitto"), age 48, has been a director since June 1991 and Vice Chairman since December 1994. Mr. DeLitto was previously the Company's Chief Executive (from April 1995 to August 1996), President and Chief Executive Officer (from July 1992 to December 1994), and Executive Vice President and Chief Operating Officer (from June 1991 to July 1992). Mr. DeLitto has been a director of Permal Capital Management, Inc. ("Permal"), a wholly owned subsidiary of Worms & Co., Inc. ("Worms"), since March 1991. He was Permal's President from March 1991 to August 2000 and has been Chief Executive Officer since August 2000. Mr. Delitto was Worms' Executive Vice President from February 1996 to June 1998, Chief Administrative Officer from June 1998 to May 2000 and has been Chief Operating Officer since May 2000.

     HON. JOHN A. GAVIN ("Gavin"), age 70, has been a director since September 1996. He has been a Managing Director and Partner of Hicks, Muse, Tate and Furst (Latin America), a private equity investment firm, since 1995. He is also the founder and Chairman of the Board of Directors of Gamma Holdings, an international capital and consulting firm. He is a member of the Board of Directors of Apex Mortgage Capital and International Wire Group. He also acts as a trustee and director of certain Merrill Lynch funds.

     PHILIP M. HAWLEY ("Hawley"), age 75, has been Chairman and Chief Executive Officer since August 1996. He served as Chairman and Chief Executive Officer of The Broadway Stores, Inc. (formerly Carter Hawley Hale Stores, Inc.) from 1977 to 1993. Mr. Hawley has been the President and Chief Executive Officer of P. M. Hawley, Inc., since 1993. Mr. Hawley is a director of Aeromovel, U.S.A.

     BRIAN P. KEIL ("Keil"), age 36, has served as a director since July 2000. He is currently a Vice President of GE Capital Equity Capital Group, Inc. Mr. Keil has served in various positions within GE Capital Equity Capital Group, Inc. since November 1999. Prior to joining GE Capital, Mr. Keil was employed by the Capital Trust Group, a private investment firm located in New York, from January 1, 1997 to October 1999. From June 1994 to December 1996, Mr. Keil was employed by Bain & Company, a management consulting firm.

EXECUTIVE OFFICERS OF THE COMPANY WHO ARE NOT DIRECTORS

     HERBERT J. FRIEDMAN ("Friedman"), age 50, was named President on July 1, 2000. Prior to being named President, Mr. Freidman worked in the following positions for the Company: Executive Vice President of Merchandising, Product Development, Marketing and Stores from February 1999 to July 2000; Senior Vice President of Merchandising, Product Development, Marketing and Stores from April 1997 to February 1, 1999; Senior Vice President of Strategic Planning from April 1995 to April 1997; and Vice President of Merchandising from June 1989 to April 1995.

     ROBERT A. BURTON ("Burton"), age 60, was named Executive Vice President and Chief Financial Officer on February 1, 1999; he had been Senior Vice President and Chief Financial Officer of the Company from December 1996 to February 1999. Mr. Burton was an independent financial consultant from January 1995 to November 1996.

     ELIZABETH A. GALLIHER ("Galliher"), age 39, was named Executive Vice President and Chief Information Officer on August 22, 2000; she had previously been Vice President, Information Systems since February 1997. Ms. Galliher was Director, Information Technology at VitalCom.Inc., from September 1996 to February 1997 and Manager, Planning & Integration at Gannett Outdoor from February 1995 to August 1996.

     K. JAMES MCTAGGART ("McTaggart"), age 39, was named Executive Vice President of Manufacturing and Distribution on February 1, 1999. Mr. McTaggart worked in the following positions for the Company: Senior Vice President of Manufacturing and Distribution from April 1996 to February 1999; and Vice President of Distribution and Logistics from February 1996 to March 1996. Mr. McTaggart was the Vice President of Distribution/Logistics at Stanley Works-Door Systems from March 1995 to February 1996; and served in other manufacturing and distribution positions at Stanley Works-Door Systems from November 1985 to March 1995.

  Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and officers of the Company and persons holding more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock. In addition, under Section 16(a), trusts for which a Reporting Person is a trustee and a beneficiary (or a member of his immediate family is a beneficiary), may have a separate reporting obligation with regard to holdings and transactions in Common Stock. Specific due dates for these reports have been established and the Company is required to disclose in this proxy statement any failure to file by these dates during fiscal 2000 or in prior years if not previously reported. During fiscal year 2000, Messrs. Friedman, Fisher, Gallaway and Nelson and Ms. Galliher, all of whom were considered Reporting Persons under
Section 16(a), each filed a late Form 3 or Form 5 which reported either (i) a promotion to a position within the Company that required reporting of their Common Stock ownership under Section 16(a) or (ii) the grant of Company stock options pursuant to the Company's 1997 Stock Incentive Plan.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth all compensation paid by the Company during fiscal 2000, 1999, and 1998 to (i) the Company's Chief Executive Officer during fiscal 2000, (ii) each of the four other most highly compensated executive officers of the Company during fiscal 2000, and (iii) one additional individual for whom disclosure would have been provided except that he was not serving as an executive officer at the end of fiscal year 2000 See Footnote 2, below (collectively referred to as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                          COMPENSATION
                                                                         ---------------
                                                  ANNUAL                   SECURITIES       ALL OTHER
                                               COMPENSATION                UNDERLYING      COMPENSATION
     NAME AND PRINCIPAL POSITION        YEAR    SALARY($)     BONUS($)   OPTIONS/SARS(#)       ($)
     ---------------------------        ----   ------------   --------   ---------------   ------------
Philip M. Hawley......................  2000     284,000                          --
  Chairman of the Board and             1999     260,333                     300,000
  Chief Executive Officer               1998     233,649                          --
Herbert J. Friedman...................  2000     216,575                     100,000
  President                             1999     167,017                      50,000          35,335(1)
                                        1998     157,215                      15,000
Robert A. Burton......................  2000     170,400                          --
  Executive Vice President and          1999     156,200                      50,000
  Chief Financial Officer               1998     155,415                      15,000
Klaus Tabar...........................  2000     155,415                          --
  Senior Vice President of              1999     142,464                          --
  Real Estate and Construction          1998     155,415                      15,000          36,061(1)
K. James McTaggart....................  2000     150,400                      50,000
  Executive Vice President of           1999     137,867                      50,000
  Manufacturing and Distribution        1998     135,405                      15,000
Thomas J. Beale(2)....................  2000     162,783                      25,000
  Senior Vice President, Stores         1999     144,100                          --
                                        1998     148,420                      10,000

---------------
(1) Represents payment for prior years' accrued but unused vacation.

(2) Mr. Beale ceased being an officer of the Company on October 30, 2000.

                     OPTION/SAR GRANTS IN FISCAL YEAR 2000

     The following table sets forth information regarding stock options and deferred stock units granted during fiscal 2000 to the Executive Officers named in the Summary Compensation Table who received stock option grants in fiscal year 2000.

                                                                                  REALIZABLE
                                                                               VALUE AT ASSUMED
                                      % OF TOTAL                                 ANNUAL RATES
                       NUMBER OF     OPTIONS/SARS                               OF STOCK PRICE
                       SECURITIES     GRANTED TO                                 APPRECIATION
                       UNDERLYING    EMPLOYEES IN   EXERCISE OR                 FOR OPTION TERM
                      OPTIONS/SARS      FISCAL      BASE PRICE    EXPIRATION   -----------------
        NAME           GRANTED(#)      YEAR(1)        ($/SH)         DATE       5%($)    10%($)
        ----          ------------   ------------   -----------   ----------   -------   -------
Philip M. Hawley....         --            --            --              --         --        --
Herbert J.
  Friedman..........    100,000          24.1%         1.00        07/16/10    163,000   259,000
Robert A. Burton....         --            --            --              --         --        --
Klaus Tabar.........         --            --            --              --         --        --
K. James
  McTaggart.........     50,000          12.1%         0.75        10/18/10     61,125    97,125
Thomas J.
  Beale(2)..........     25,000           6.0%         1.00        07/16/10     40,750    64,750

---------------
(1) The Company granted options for 325,000 shares of Common Stock to employees of the Company and a total of 89,286 deferred stock units to directors during 2000. All of the options and deferred stock units were granted under the 1997 Stock Incentive Plan.

(2) Mr. Beale ceased being an officer of the Company on October 30, 2000.

                 AGGREGATED OPTION/SAR EXERCISED IN FISCAL 2000
                       AND YEAR-END OPTION/SAR VALUES(1)

     The following table sets forth information concerning the value of unexercised options and deferred stock units held by the Executive Officers named in the Summary Compensation Table as of December 24, 2000, the end of the Company's 2000 fiscal year. None of the Executive Officers named in the Summary Compensation Table exercised any options during fiscal year 2000.

                                                     NUMBER OF SECURITIES
                                                          UNDERLYING               VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS/SARS      IN-THE-MONEY OPTIONS/SARS
                        NUMBER OF                     AT FISCAL YEAR-END           AT FISCAL YEAR-END(1)
                     SHARES ACQUIRED    VALUE     ---------------------------   ---------------------------
       NAME            ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
       ----          ---------------   --------   -----------   -------------   -----------   -------------
Philip M. Hawley...        --            --        1,309,000       225,000          --             --
Robert A. Burton...        --            --          102,500        62,500          --             --
Herbert J.
  Friedman.........        --            --          103,500       162,500          --             --
K. James
  McTaggart........        --            --           92,500       107,500          --             --
Klaus Tabar........        --            --           91,000        25,000          --             --
Thomas J.
  Beale(2).........        --            --           70,000        45,000          --             --

---------------
(1) Based on the closing price of the Common Stock of $0.31 as quoted on the American Stock Exchange on December 24, 2000. None of the Executive Officers named in this table hold any in the money options.

(2) Mr. Beale ceased being an officer of the Company on October 30, 2000.

EMPLOYMENT AGREEMENTS

     In August 1996, the Company entered into an Employment Agreement with Philip M. Hawley pursuant to which the Company agreed to employ Mr. Hawley for a term ending on August 25, 1999, and to pay Mr. Hawley a base salary at the rate of $225,000 per year and provide benefits.

Mr. Hawley's salary was increased by the Compensation Committee effective February 1, 1999, to $275,000 and he was also granted 300,000 options. In February 1998, the Company and Mr. Hawley agreed to extend the term of the Employment Agreement to January 28, 2001. Effective January 28, 2001, the Company and Mr. Hawley agreed to a further extension of the term of the Employment Agreement until December 31, 2001, subject to termination at any time by either party with ninety (90) days prior written notice. If Mr. Hawley's employment is terminated by the Company without cause (as defined in the Employment Agreement) he is entitled to receive his full base salary and benefits for the remaining term of the Employment Agreement. If Mr. Hawley resigns from the Company upon a change in control (as defined in the Employment Agreement) he is entitled to a lump sum payment equal to the greater of (i) the remaining amounts that would be payable to him under the Employment Agreement and (ii) $275,000. Furthermore, the Company granted Mr. Hawley an option to purchase 1,234,000 shares of Common Stock at an exercise price of $1.00 per share with vesting over three years. In the event of a change in control, the right to exercise the options would accelerate. Mr. Hawley is also entitled to all other benefits of employment available to executive officers of the Company generally, including bonuses, retirement, vacation, deferred compensation, employee discount, and various health related benefits.

     The Company has entered into agreements with Messrs. Burton, Friedman, McTaggart, Beale and Tabar, as well as several other officers and employees of the Company, providing for the payment of severance benefits equal to such officers' or employees' monthly salary plus benefits for up to 12 months if terminated without cause.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock, including Common Stock of the Company issuable upon conversion of the Company's Series A Convertible Preferred Stock, as of March 20, 2001 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company's Common Stock, including Common Stock of the Company issuable upon conversion of the Company's Series A Convertible Preferred Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

                                                           SHARES               PERCENT OF
       NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIALLY OWNED(1)      SHARES OWNED
       ------------------------------------         ---------------------      ------------
TH Lee Global Internet Partners, L.P. ............       11,818,170(2)             29.2%
  200 Madison Avenue
  Suite 1900
  New York, NY 10016
General Electric Capital Corporation (GECC).......       10,060,820(3)             23.1
  260 Long Ridge Road
  Stamford, CT 06927
Worms & Cie.......................................        2,763,202(4)              6.7
  55 rue la Boetie
  75008 Paris, France
Japan Omnibus Ltd. (JOL)..........................          671,087(5)              1.6
  Tropic Isle Building
  Road Town, Tortola
  British Virgin Islands
John F. Hawley and Barbara H. Hawley, as
  Trustees........................................        1,944,653(6)              4.8
  515 South Figueroa Street
  Los Angeles, CA 90071
ATCO Holdings Limited.............................        1,343,195(7)              3.3
  c/o ATCO Development, Inc.
  11777 Katy Freeway
  Suite 300S
  Houston, TX 77079
Philip M. Hawley..................................        1,437,500(8)              3.4
Thomas M. DeLitto.................................          121,852(9)                *
Robert A. Burton..................................          137,500(10)               *
Herbert J. Friedman...............................          129,500(11)               *
K. James McTaggart................................          116,000(12)               *
Klaus Tabar.......................................          105,340(13)               *
Kamal G. Abdelnour................................           74,766(14)               *
Jeffrey H. Coats..................................           27,246(15)               *
Peter H. Dailey...................................           41,816(16)               *
John A. Gavin.....................................           41,816(16)               *
All directors and executive officers as a group
  (11 persons)....................................        2,318,336                 5.4

---------------
  *  Less than one percent.

 (1) Warrants and options held by each of the principal stockholders, directors and executive officers which are exercisable currently or within 60 days of the date of this table are deemed to be outstanding shares of Common Stock for their respective calculations.

 (2) Includes 11,818,170 shares of Common Stock issuable upon conversion of 260,000 shares of Series A Convertible Preferred Stock.

 (3) Includes 1,891,589 shares of Common Stock issuable upon conversion of 41,615 shares of Series A Convertible Preferred Stock and warrants to purchase 3,169,231 shares of Common Stock.

 (4) Worms & Cie, through JOL, Permal Capital Management, Inc. and certain other affiliates, may be deemed to be the beneficial owner of 1,852,797 shares of Common Stock, 367,591 shares of Common Stock issuable upon conversion of 8,087 shares of Series A Convertible Preferred Stock, and warrants to purchase 542,814 shares of Common Stock, which amounts include 556,194 shares held by a former director of the Company and exclude 121,852 shares, options and warrants held by Mr. DeLitto and shown separately below. The former director of the Company and Mr. DeLitto are directors and officers of affiliates of Worms & Cie. Worms & Cie disclaims ownership of the shares held by these individuals.

 (5) Includes warrants to purchase 530,769 shares of Common Stock and 3,087 shares of Series A Convertible Preferred Stock convertible into 140,318 shares of Common Stock.

 (6) As trustees for various Hawley Trusts, John F. Hawley and Barbara H. Hawley are deemed to be beneficial owners of such shares. Includes 12,500 shares of Series A Convertible Preferred Stock convertible into 568,181 shares of Common Stock.

 (7) Includes 227,273 shares of Common Stock issuable upon conversion of 5,000 shares of Series A Convertible Preferred Stock.

 (8) Includes options to purchase 1,384,000 shares of Common Stock.

 (9) Includes options to purchase 9,998 shares of Common Stock and 36,816 deferred stock units.

(10) Includes options to purchase 127,500 shares of Common Stock.

(11) Includes options to purchase 128,500 shares of Common Stock.

(12) Includes options to purchase 115,000 shares of Common Stock.

(13) Includes options to purchase 103,500 shares of Common Stock.

(14) Includes options to purchase 5,000 shares of Common Stock and 36,816 deferred stock units.

(15) Includes 27,246 deferred stock units.

(16) Includes options to purchase 5,000 shares of Common Stock and 36,816 deferred stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 2000, the transactions listed below occurred between the Company and its subsidiaries and certain directors and their affiliates. The Company believes that each such arrangement was as fair as could have been obtained from unaffiliated persons.

       SALE OF THE SERIES A CONVERTIBLE PREFERRED STOCK OF KRAUSE'S, INC.

TH LEE GLOBAL INTERNET PARTNERS, L.P.

     On January 14, 2000, TH Lee.Putnam Internet Partners, L.P., and TH Lee.Putnam Internet Parallel Partners, L.P., affiliates of TH Lee Global Internet Partners, L.P. ("TH Lee"), purchased a total of 260,000 shares of Series A Convertible Preferred Stock of the Company at a purchase price of $13 million. This purchase gave TH Lee a greater than 25% beneficial ownership of common stock of the Company on a fully converted basis.

     Jeffrey H. Coats, was at the time a managing director of TH Lee Global Internet Partners, L.P., and a member of the Company's Board of Directors. He did not participate in the Board's vote to approve the sale of the Series A Convertible Preferred Stock.

GECC

     On January 14, 2000, GE Capital Equity Investments, Inc., an affiliate of General Electric Capital Corporation ("GECC"), purchased 20,000 shares of Series A Convertible Preferred Stock of the Company at a purchase price of $1 million. GECC holds beneficial ownership of 10,060,820 shares of common stock, comprising 23.1% of the company's issued and outstanding common stock. (Those numbers are as of March 20, 2001. They give effect to warrants and other rights to acquire common stock of the company exercisable within sixty days and fully converted Series A Convertible Preferred Stock.)

     George L. Hashbarger was at the time a vice president of GE Capital Equity Investments, Inc., and a member of the Company's Board of Directors. He did not participate in the Board's vote to approve the sale of the Series A Convertible Preferred Stock.

IMMEDIATE FAMILY MEMBERS OF PHILIP M. HAWLEY

     On January 17, 2000, (i) The Hawley Trusts, whose trustees include John F. Hawley, Philip M. Hawley's son, and Barbara H. Hawley, Philip M. Hawley's daughter-in-law, purchased a total of 12,500 shares of Series A Convertible Preferred Stock at a purchase price of $625,000; and (ii) Dr. Philip Hawley, Jr. purchased a total of 1,250 shares of Series A Convertible Preferred Stock at a purchase price of $62,500. Philip M. Hawley is the Company's Chief Executive Officer and Chairman of the Board of Directors. Philip M. Hawley did not participate in the Board's vote to approve the sale of the Series A Convertible Preferred Stock.

       ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK OF KRAUSE'S INC.,
                              IN LIEU OF INTEREST

     On May 5, 2000, the Company issued 24,702 shares of Series A Convertible Preferred Stock in lieu of cash interest on its subordinated notes covering the thirteen-month period from March 1, 2000, through March 31, 2001. These shares were issued to GECC and JOL pro rata as holders of the subordinated notes. GECC received 21,615 shares and JOL 3,087.