Form 10-Q
period 2001-03-25
KRAUSES FURNITURE INC
filed 2001-05-11
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2001

                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission file number: 0-17868

                            KRAUSE'S FURNITURE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                            77-0310773
----------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation)        (I.R.S. Employer Identification No.)

200 North Berry Street, Brea, California                           92821-3903
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

                                 (714) 990-3100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

As of April 27, 2001 the Registrant had 23,604,865 shares of $.001 par value common stock outstanding.

               INDEX



                                                                           Page
                                                                           ----
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               - Consolidated balance sheet (unaudited)                      3

               - Consolidated statement of operations (unaudited)            4

               - Consolidated statement of cash flows (unaudited)            5

               - Notes to consolidated financial statements (unaudited)      6 - 9

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                10 - 15

Item 3.        Market Risk                                                  15

PART II OTHER INFORMATION

Item   1.      Legal Proceedings                                            16

Item   2.      Changes in Securities and Use of Proceeds                    16

Item   3.      Defaults Upon Senior Securities                              16

Item   4.      Submission of Matters to a Vote of Security Holders          16

Item   5.      Other Information                                            16

Item   6.      Exhibits and Reports on Form 8-K                             16

               SIGNATURES                                                   17

PART I, ITEM 1

                            KRAUSE'S FURNITURE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           March 25,         December 24,
                                                                              2001              2000
                                                                           (unaudited)      (as restated)
                                                                           -----------      -------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                       $-       $    1,850
    Restricted cash                                                              5,157            5,880
    Accounts receivable, net of allowance of $341 for doubtful
     accounts ($320 at December 24, 2000)                                        2,092            1,910
    Inventories                                                                 23,741           24,284
    Prepaid expenses                                                             1,264            1,366
                                                                            ----------       ----------
        Total current assets                                                    32,254           35,290

Property, equipment, and leasehold improvements, net                            15,111           15,477
Goodwill, net                                                                   11,137           11,392
Leasehold interests, net                                                           430              477
Other assets                                                                     2,324            2,344
                                                                            ----------       ----------
                                                                            $   61,256       $   64,980
                                                                            ==========       ==========

             LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                        $   13,047       $   12,580
    Accrued payroll and related expenses                                         2,480            2,062
    Other accrued liabilities                                                    6,884            5,209
    Customer deposits                                                            7,499            5,045
    Notes payable                                                                  553              649
                                                                            ----------       ----------
        Total current liabilities                                               30,463           25,545
                                                                            ----------       ----------

Long-term liabilities:
    Notes payable                                                               24,397           25,193
    Other                                                                        3,096            1,946
                                                                            ----------       ----------
        Total long-term liabilities                                             27,493           27,139
                                                                            ----------       ----------

Commitments and contingencies

Mandatorily redeemable preferred stock, $.001 par value, 450,000
designated, 370,502 shares outstanding; redemption value $50 per share          18,252           18,252

Stockholders' deficit:
    Convertible preferred stock, $.001 par value; 2,666,667
         shares authorized, 450,000 designated; 370,502 shares outstanding           -
    Common stock, $.001 par value; 100,000,000 shares authorized,
        23,604,865 shares outstanding (23,604,865 at December 24, 2000)             24               24
    Capital in excess of par value                                              65,855           65,855
    Accumulated deficit                                                        (80,831)         (71,835)
                                                                            ----------       ----------
        Total stockholders' deficit                                            (14,952)          (5,956)
                                                                            ----------       ----------
                                                                            $   61,256       $   64,980
                                                                            ==========       ==========

                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           Thirteen Weeks Ended
                                                       ---------------------------
                                                        March 25,        March 26,
                                                          2001             2000
                                                       ----------       ----------
Net revenues                                           $   36,012       $   40,057
Cost of sales                                              18,434           20,055
                                                       ----------       ----------
Gross profit                                               17,578           20,002

Operating expenses:
    Selling                                                18,547           18,200
    General and administrative                              3,222            3,076
    Store closing charge                                    3,068                -
    Amortization of goodwill                                  255              255
                                                       ----------       ----------
                                                           25,092           21,531
                                                       ----------       ----------

Loss from operations                                       (7,514)          (1,529)

Interest, net                                              (1,446)            (635)
Other expense                                                 (36)             (15)
                                                       ----------       ----------

Net loss                                               $   (8,996)      $   (2,179)
                                                       ==========       ==========

Basic and diluted loss per share                       $     (.38)      $     (.22)
                                                       ==========       ==========

Number of shares used in computing loss per share          23,605           22,050
                                                       ==========       ==========



                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     Thirteen Weeks Ended
                                                                  ---------------------------
                                                                   March 25,       March 26,
                                                                     2001             2000
                                                                  ----------       ----------
Cash flows from operating activities:
Net loss                                                          $   (8,996)      $   (2,179)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                                       989              836
     Store closing charge                                              3,068                -
     Other non-cash charges                                              926              310
   Change in assets and liabilities
     Accounts receivable                                                (182)            (659)
     Inventories                                                         543              367
     Prepaid expenses and other assets                                  (409)            (319)
     Accounts payable and other liabilities                              437           (5,148)
     Customer deposits                                                 2,454            2,444
                                                                  ----------       ----------
            Net cash used by operating activities                     (1,170)          (4,348)
                                                                  ----------       ----------

Cash flows from investing activities:
    Capital expenditures                                                (297)          (1,295)
                                                                  ----------       ----------
            Net cash used by investing activities                       (297)          (1,295)
                                                                  ----------       ----------

Cash flows from financing activities:
    Proceeds from borrowings                                          44,626           50,007
    Principal payments on borrowings                                 (45,732)         (52,315)
    Decrease in restricted cash                                          723                -
    Net proceeds from issuance of mandatorily redeemable
     preferred stock                                                       -           18,700
                                                                  ----------       ----------
            Net cash provided (used) by financing activities            (383)          16,392
                                                                  ----------       ----------

Net increase (decrease) in cash                                       (1,850)          10,749
Cash and cash equivalents at beginning of period                       1,850               80
                                                                  ----------       ----------

Cash and cash equivalents at end of period                                $-       $   10,829
                                                                  ==========       ==========
Supplemental disclosures of cash flow information -
    Cash paid during the period for interest                      $      565       $      551



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

        These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K and amendments thereto for the year ended December 24, 2000. The results of operations for the thirteen weeks ended March 25, 2001 are not necessarily indicative of results to be expected in future periods.

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

        The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. We incurred a loss of $8,996,000 for the first quarter of fiscal 2001, and anticipate a loss for Fiscal 2001. In addition, we incurred net losses and have had negative cash flows from operating activities over the past five years, have an accumulated deficit of $80,831,000 as of March 25, 2001 and were not in compliance with certain debt covenants as of December 24, 2000 and March 25, 2001; the Company subsequently received waivers of such non-compliance and amendments to future covenants. These factors, among others, indicate that there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon, among other things, its ability to raise additional working capital, and no assurance can be given that additional working capital will be obtained.


2.      Cash and Restricted Cash

        The restrictions on the use of cash were removed effective April 10, 2001 as more fully described in Note 6.

3.      Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                           March 25,        December 24,
                                             2001               2000
                                          ------------      ------------
                                                   (in thousands)
Manufactured finished goods               $      8,790      $      8,843
Finished goods purchased from others            10,371            11,016
Work in progress                                   401               153
Raw materials                                    4,179             4,272
                                          ------------      ------------
                                          $     23,741      $     24,284
                                          ============      ============


4.      Notes Payable

        Notes payable consists of the following:

                                                  March 25,        December 24,
                                                    2001               2000
                                                ------------       ------------
                                                                  (as restated -
                                                                    see Note 8)
                                                         (in thousands)
Secured revolving credit notes                  $     13,071       $     14,031
Subordinated notes payable to shareholders            12,001             12,001
Unamortized debt discount, net of
    accumulated amortization of $3,166
    ($2,952 at December 24, 2000)                     (1,109)            (1,323)
Other notes                                              987              1,133
                                                ------------       ------------
                                                      24,950             25,842
Less current portion                                     553                649
                                                ------------       ------------
                                                $     24,397       $     25,193
                                                ============       ============

        The secured revolving credit notes were issued under a revolving credit agreement, which was most recently amended May 9, 2001, (the "Revolving Credit Facility") between Krause's and a financial institution that expires March 2002. The Revolving Credit Facility provides for revolving loans of up to $15 million, based on the value of eligible inventories. Available borrowing capacity under the terms of the Revolving Credit Facility at March 25, 2001 was $598,000. Substantially all of Krause's assets are pledged as collateral for the loan that is guaranteed by the Company. Interest on the loan is payable monthly at 2.5% in excess of the prime rate (7.50% at May 9, 2001).

        The subordinated notes payable to shareholders, which bear interest at 12.0% per annum were issued pursuant to a Supplemental Securities Purchase Agreement which was most recently amended April 10, 2001 (the "Agreement"). Repayment of principal is scheduled in quarterly payments of $1 million commencing March 31, 2002 (previously March 31, 2001) with the final payment due June 30, 2004. The Agreement also requires the Company to pay 50% of its quarterly excess cash flow from retail operations, as defined in the Agreement, up to a maximum of $4 million and apply it to principal in the inverse order of scheduled principal payments.

        Pursuant to the terms of the Agreement and the Revolving Credit Facility, the Company and Krause's are required to maintain certain financial ratios and minimum levels of net worth and working capital. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of December 24, 2000 and March 25, 2001, the Company and Krause's were not in compliance with the terms and conditions of both the Agreement and the Revolving Credit Facility but the Company subsequently obtained waivers of such non-compliance and amendments to future covenants. from the holders of the subordinated notes and the financial institution that issued the Revolving Credit Facility. It is possible the Company may not be in compliance with its loan covenants during the remainder of fiscal 2001; however, management believes, based upon its historical experience, that it will be able to obtain waivers and or amendments to the covenants.

5.      Closed Store Reserve

        In February 2001, the Company made the decision to close fifteen underperforming showrooms and one distribution center. The Company is in the process of exiting the Chicago, Illinois market by closing six showrooms and the distribution center that services that state. The remaining showrooms are in various markets. The costs associated with the closings include lease termination costs, costs to sublease selected locations, differentials between expected sublease income and the underlying lease expense and adjustments to the deferred rent liability for the affected showrooms. The Company estimates that this closure program will be substantially completed by August 2001.

        A description of the liability at March 25, 2001 is as follows:

                                              Store Closing        Paid or         Store Closing
                                                 Charge            Charged            Reserve
                                              ------------       ------------      -------------
                                                                 (in thousands)
Estimated lease costs from store closing
  until Sublease                              $      1,327       $        (11)      $      1,316
Estimated sublease shortfall                         2,141                  -              2,141
Deferred rent adjustment                              (400)               400                  -
                                              ============       ============       ============
                                              $      3,068       $        389       $      3,457
                                              ============       ============       ============


6.        Mandatorily Redeemable Preferred Stock

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

        On May 5, 2000, the Company issued 24,702 shares of Series A Convertible Preferred Stock at a price of $50.00 per share in lieu of cash interest on its subordinated notes covering the thirteen-month period from March 1, 2000 through March 31, 2001. These shares were valued at $2,175,000 based on the market value on May 5, 2000 of the underlying Common Stock. The Company recorded this value as prepaid interest, recorded the stated value of these shares, $1,235,000, as mandatorily redeemable preferred stock, and the difference of $940,000 as capital in excess of par value. It has amortized the prepaid interest using the straight-line method over the related period, which ended on March 31, 2001.

        On July 17, 2000, the requisite holders of the Series A Convertible Preferred Stock consented to release $2.5 million of the $10 million described above for general corporate purposes. On April 10, 2001, they consented to remove all restrictions on the use of this cash in exchange for the Company agreeing to issue warrants to purchase an aggregate of 33,000 shares of Series A Convertible Preferred Stock at an exercise price of $0.01 per share to be allocated among the current holders based on the number of shares of Series A Convertible Preferred Stock held by such holders.

7.        Net Loss Per Share

        Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive. A deemed dividend related to a favorable conversion feature of the Company's Series A Convertible Preferred Stock has been deducted from the net loss to arrive at loss available to common shareholders for the quarter ended March 26, 2000.

        The following is a reconciliation of the Company's net loss and weighted average shares outstanding for the purpose of calculating basic and diluted loss per share for all periods:

                                                       Thirteen Weeks Ended
                                                   ---------------------------
                                                    March 25,        March 26,
                                                      2001             2000
                                                   ----------       ----------
                                                          (in thousands)
        Net loss                                   $   (8,996)      $   (2,179)
        Less: deemed preferred stock dividend               -            2,591
                                                   ----------       ----------
        Loss allocated to common stockholders      $   (8,996)      $   (4,770)
                                                   ==========       ==========
        Weighted average shares outstanding            23,605           22,050
                                                   ==========       ==========
        Basic and diluted loss per share           $    (0.38)      $    (0.22)
                                                   ==========       ==========

8.        Reclassification of Notes Payable

        As more fully described in Note 4, the Company and Krause's were not in compliance with the terms and conditions of both a Supplemental Securities Purchase Agreement and Revolving Credit Facility as of December 24, 2000, and, as a result, the related debt was classified as a current liability. Subsequently, the Company and Krause's obtained waivers of such non-compliance, and, as a result, the audited Balance Sheet as of December 24, 2000 has been restated to classify the related debt as a long term liability.

PART I, ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These statements include those related to the Company's plans for sales through business-to-business channels; management's strategy for closing underperforming stores, opening new stores and improving the Company's marketing approach; and those related to management's expectation that the company will return to profitability. They also include statements throughout the report using such forward-looking terminology as "may," "will," "expect," "anticipate," "continue," "estimate," or the negative of these terms or other comparable terminology. These statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. Among other things

     - the report of the Company's independent public accountants for the fiscal year ended December 24, 2000 contains an explanatory paragraph with respect to the Company's ability to continue as a going concern;

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

        These risks and the other economic, competitive and other factors noted elsewhere in this Form 10-Q and in filings recently made by the Company with the Securities and Exchange Commission, including the Company's Form 10-K and amendments thereto, constitute cautionary statements that identify risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

        In February, 2001, the Company made the decision to close approximately fifteen underperforming showrooms and one distribution center. The Company took a fiscal 2001 first quarter charge of approximately $3.1 million to cover the estimated related costs associated with the closures, lease terminations and/or subleasing of these showrooms.

        Management is pursuing programs to improve its liquidity, including negotiating for a $4,500,000 credit facility, closing selected underperforming stores, scaling back the opening of new stores, introducing new product lines and marketing strategies, increasing emphasis on institutional sales, and implementing new cost-cutting initiatives. Management believes that these new programs, if successful, available cash on hand along with available borrowing capacity, monetizing additional inventory, and the possible addition of an accounts receivable subfacility will be sufficient to fund the Company's requirements for working capital, capital expenditures (currently estimated to be approximately $1,100,000 in fiscal 2001) and debt repayments (approximately $553,000 in fiscal 2001) however, if this proves not to be the case, the Company will need to obtain additional capital and there can be no assurance that any additional equity or debt financing will be available or available on terms acceptable to the Company.

LIQUIDITY AND CAPITAL RESOURCES

       The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. We incurred a loss of $8,996,000 for the first quarter of fiscal 2001, and anticipate a loss for Fiscal 2001. In addition, we incurred net losses and have had negative cash flows from operating activities over the past five years, have an accumulated deficit of $80,831,000 as of March 25, 2001 and were not in compliance with certain debt covenants as of December 24, 2000 and March 25, 2001; the Company subsequently secured waivers of such non-compliance and amendments to future covenants. These factors, among others, indicate that there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon, among other things, its ability to raise additional working capital and, no assurance can be given that the required additional working capital will be obtained.

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

        In recent periods, the Company has incurred additional debt and raised equity capital to cover operating deficits and to finance its strategies. As more fully described in Note 6 to the Consolidated Financial Statements, on January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock, net proceeds from which totaled $18,700,000. On May 5, 2000, the Company and the holders of its subordinated notes exercised their respective options to eliminate cash interest on the subordinated notes for the period March 1, 2000 through March 31, 2001 in exchange for issuance of 24,702 shares of Series A Convertible Preferred Stock.

        As of March 25, 2001, the use of all of the Company's cash and cash equivalents of $5,157,000 were restricted under the terms of the Series A Convertible Preferred Stock Securities Purchase Agreement. As of April 10, 2001, the restrictions on the use of these proceeds were removed and this cash became available for general corporate purposes.

Cash Flow - Thirteen weeks ended March 25, 2001

        During the thirteen weeks ended March 25, 2001, cash and cash equivalents decreased by $1,850,000. Operating activities used net cash of $1,170,000, principally from a cash loss from operations of $4,013,000; an increases in accounts receivable and prepaid expenses and other assets of $182,000 and $409,000, respectively, offset in part by increases in customer deposits of $2,454,000 and accounts payable and other liabilities of $437,000 and a decrease in inventories of $543,000. Investing activities during the period included capital expenditures of $297,000. Financing activities during the period consisted principally of net payments of $960,000 on the Company's Revolving Credit Facility, $146,000 of principal payments on other indebtedness and the use of $723,000 of previously restricted cash.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of net revenues to certain items included in the Consolidated Statement of Operations:

                                                       13 Weeks Ended
                                              ----------------------------------
                                                March 25,            March 26,
                                                  2001                2000 (1)
                                              ------------          ------------
        Net revenues                                 100.0%                100.0%
        Cost of revenues                              51.2                  50.1
                                              ------------          ------------
        Gross profit                                  48.8                  49.9

        Operating expenses:
            Selling                                   51.6                  45.4
            General and administrative                 8.9                   7.7
            Store closure charge                       8.5                     -
            Amortization of goodwill                   0.7                   0.6
                                              ------------          ------------
                Total operating expenses              69.7                  53.7
                                              ------------          ------------
        Loss from operations                         (20.9)                 (3.8)

        Interest expense, net                         (4.0)                 (1.6)
        Other expense                                    -                     -
                                              ------------          ------------
        Net loss                                     (24.9)%                (5.4)%
                                              ============          ============



Store (Showroom) Data                                        13 Weeks Ended
                                                    --------------------------------
                                                     March 25,           March 26,
                                                        2001               2000
                                                    ------------        ------------
Stores open at beginning of period                            99                  91
Stores opened during period                                    -                   6
Stores closed during period                                    1                   2
                                                    ------------        ------------
Stores open at end of period                                  98                  95
Average sales per showroom (2)                      $        353        $        415
Comparable store sales increase (decrease) (3)             (14.5)%               5.8%


(1) Percentage of sales amounts for the thirteen weeks ended March 26, 2000 have been reclassified to conform to the current year presentation.

(2) Based upon the weighted average number of stores open during the period indicated.

(3) Comparable store sales are calculated by excluding the net revenues of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.

Thirteen weeks ended March 25, 2001 compared to thirteen weeks ended March 26, 2000

        Net Revenues. Net revenues, which are composed of product sales and delivery income were $36,012,000 for the first quarter of fiscal 2001 compared to $40,057,000 for the comparable period of fiscal 2000. The $4,045,000 decrease in net revenues, as compared to the equivalent period in the prior year, was composed of a decrease of $5,452,000 or 14.5% decrease in same store sales and a $1,225,000 decrease from closed stores offset in part by increases of $2,467,000 from new stores, $69,000 from delivery income and $96,000 from sales of the CastroContract Division.

        Gross Profit. Gross profit was 48.8% of net revenues in the first quarter of fiscal 2001, as compared to 49.9% of net revenues for the comparable period of fiscal 2000. The decrease in gross profit was primarily the result of an increased mix of clearance merchandise sold at the locations which began conducting store closing sales.

        Selling Expenses. Selling expenses were $18,547,000 or 51.6% of net revenues in the first quarter of fiscal 2001 compared to $18,200,000 or 45.4% of net revenues in the same period last year. The increase in selling expenses as a percentage of net revenues was due primarily to higher occupancy costs associated with showrooms opened in fiscal 2000.

        General and Administrative Expenses. General and administrative expenses increased by $146,000 and as a percentage of sales rose from 7.7% for the quarter ended March 26, 2000 to 8.9% for the quarter ended March 25, 2001. The increase in general and administrative expenses for fiscal 2001 as compared to the same period in fiscal 2000 was due primarily to higher payroll costs.

        Interest Expense. Interest expense, including amortization of debt discounts, deferred financing costs, loan agreement amendment fees and late charges, net of interest income, for the quarter ended March 25, 2001 increased by $811,000 over the same period in the prior fiscal year. $502,000 of the increase was due to amortization of the value of the Company's preferred shares, issued in fiscal 2000 in lieu of the payment of cash interest and $275,000 of the increase was related to loan agreement amendment fees. Interest income decreased as a result of both lower invested balances and interest rates. Interest expense consists of the following:


                                                           March 25,        March 26,
                                                             2001              2000
                                                         ------------      ------------
                                                                (in thousands)
        Interest expense on debt                         $      1,178      $        552
        Amortization of debt discounts and deferred
            financing costs                                       221               194
        Late fees                                                  89                 -
                                                         ------------      ------------
                                                                1,488               746
        Interest income                                            42               111
                                                         ------------      ------------
        Interest expense, net                            $      1,446      $        635
                                                         ============      ============


        Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the first quarter of fiscal 2001 or fiscal 2000 due to uncertainties regarding the realization of deferred tax assets available.

        Net Loss. As a result of the above factors, the net loss was $8,996,000 for the quarter ended March 25, 2001 as compared to a loss of $2,179,000 in the same period of the prior fiscal year. Net loss per share in the 2001 quarter was $0.38 versus a net loss per share of $0.22 in the same period of fiscal 2000.

PART I, ITEM 3
Market Risk Exposure

        There were no material changes in items affecting market risk. Refer to the Company's Annual Report on Form 10-K and amendments thereto for the year ended December 24, 2000 for more detail.

                                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended December 24, 2000. There has been no material change.

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults upon Senior Securities

         Krause's Custom Crafted Furniture Corp. and Castro Convertible Corporation (collectively, "Borrowers"), the Company's primary subsidiaries, were in default under the Revolving Credit Facility with Congress Financial Corporation (Western) ("Congress") because the Borrowers did not meet the Adjusted Net Worth test at December 24, 2000, and March 25, 2001, and the minimum Working Capital test at March 25, 2001, contained in that certain Ninth Amendment to Loan and Security Agreement dated as of March 31, 2000. Congress issued a formal default notice to the Borrowers with a copy to the Company, as guarantor, on March 19, 2001 declaring an event of default due to the Borrowers failure to maintain Adjusted Net Worth on and after December 31, 2000. As a result of such default, effective as of March 1, 2001, Congress increased the interest rate the Borrowers must pay for their loans from one (1) percent in excess of the Prime Rate to three (3) per cent in excess of the Prime Rate as permitted under the Revolving Credit Facility. Congress had the right under the Revolving Credit Facility to declare the entire balance, $13,071,000 at March 25, 2001, due and payable. Congress has continued to fund the Borrowers under the Revolving Credit Agreement. The defaults described above continued through May 8, 2001 and were cured on May 9, 2001 as described below.

        The Borrowers and Congress have executed that certain Tenth Amendment to Loan and Security Agreement dated as of April 10, 2001 ("Tenth Amendment") which originally only became effective if the Company could obtain $3 million in additional financing from General Electric Capital Corporation ("Additional Financing"). On May 9, 2001, Congress waived the condition that the Company obtain the Additional Financing, and the Tenth Amendment became effective. The Company has not yet obtained the Additional Financing. The Tenth Amendment, among other things, (i) waives the Borrower's default for failing to maintain Adjusted Net Worth as of December 24, 2000, (ii) amends the Adjusted Net Worth test at March 25, 2001 and thereafter, and (iii) changes the interest rate the Borrowers must pay for their loans from the current three (3) per cent in excess of the Prime Rate to two and one-half (2.5) per cent in excess of the Prime Rate. As a result of the effectiveness of the Tenth Amendment and the ability to classify the debt under the Revolving Credit Facility as long-term debt, the Borrowers are in compliance with the minimum Working Capital test at March 25, 2001.

        The Company was in default under the Agreement with General Electric Capital Corporation and Japan Omnibus Ltd. (collectively, "Subordinated Lenders") as of December 24, 2000, and March 25, 2001, for not maintaining Minimum Consolidated Net Worth, Maximum Ratio of Total Indebtedness to Consolidated Net Worth and the Minimum Fixed Charge Ratio. The Company did not make the $1,001,091 principal payment that was originally due on March 31, 2001, which also constituted an event of default. $1,001,091 was the total arrearage under the Agreement as of May 8, 2001. The defaults described above continued through May 8, 2001 and were cured on May 9, 2001 as described below.

        The Company and the Subordinated Lenders have executed that certain Amendment to Supplemental Securities Purchase Agreement between the Company, General Electric Capital Corporation and Japan Omnibus Ltd. made as of April 10, 2001 (the "Subordinated Amendment") that only becomes effective when, among other things, the Company can represent and warrant that no event of default is present under the Revolving Credit Facility or is continuing. As a result of the Tenth Amendment becoming effective on May 9, 2001, the Company has made the required representation and warranty for the Subordinated Amendment to become effective. The Subordinated Amendment among other things (i) amends the Minimum Consolidated Net Worth, Maximum Ratio of Total Indebtedness to Consolidated Net Worth and the Minimum Fixed Charge Ratio as of December 24, 2000 and prospectively, (ii) reschedules all principal installments, including the March 31, 2001, principal installment, by deferring each of them one year with a final maturity date of June 30, 2004, (iii) defers the interest payments that otherwise would have become due on June 30, 2001, September 30, 2001 and December 31, 2001, to June 30, 2004, and (iv) raises the interest rate from 9.5% to 12.0% effective on March 31, 2001.

Item 4.  Submission of Matters to a Vote of Security-Holders
         None

Item 5.  Other Information
         None

Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended March 25, 2001

        (a)    Exhibits

               10.1 Second Amendment to Employment Agreement between Krause's Furniture Inc. and Philip M. Hawley.

               10.2 Executive Employment Agreement dated as of July 1, 2000 and executed April 10, 2001 between Krause's Furniture Inc. and Herbert J. Friedman.

               10.3 Waiver of Default and Consent to Amendment of Business Plans made effective as of April 10, 2001 by Krause's Furniture, Inc., TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel L.P. and GE Capital Equity Investments.

               10.4 Tenth Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Western), Krause's Custom Crafted Furniture Corp. and its wholly owned subsidiary, Castro Convertible Corporation, dated as of April 10, 2001.

               10.5 Letter Agreement to Tenth Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Western), Krause's Custom Crafted Furniture Corp. and its wholly owned subsidiary, Castro Convertible Corporation, dated as of May 9, 2001.

               10.6 Amendment to Supplemental Securities Purchase Agreement between the Company, General Electric Capital Corporation and Japan Omnibus Ltd. made as of April 10, 2001.

        (b)    Reports on Form 8-K
                      None

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               KRAUSE'S FURNITURE, INC.
                               (Registrant)


Date:   May 11, 2001           /s/ Philip M. Hawley
                               -------------------------------------------------
                               Philip M. Hawley
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)


Date:   May 11, 2001           /s/ Robert A. Burton
                               -------------------------------------------------
                               Robert A. Burton
                               Executive Vice President and Chief
                               Financial Officer
                               (Principal Financial Officer and Principal
                               Accounting Officer)

                                 EXHIBIT INDEX

           Exhibits                          Description
           --------                          -----------
             10.1     Second Amendment to Employment Agreement between Krause's
                      Furniture Inc. and Philip M. Hawley.

             10.2 Executive Employment Agreement dated as of July 1, 2000 and executed April 10, 2001 between Krause's Furniture
                      Inc. and Herbert J. Friedman.

             10.3     Waiver of Default and Consent to Amendment of Business
                      Plans made effective as of April 10, 2001 by Krause's
                      Furniture, Inc., TH Lee.Putnam Internet Partners, L.P., TH
                      Lee.Putnam Internet Parallel L.P. and GE Capital Equity
                      Investments.

             10.4 Tenth Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Western), Krause's
                      Custom Crafted Furniture Corp. and its wholly owned subsidiary, Castro Convertible Corporation, dated as of April 10, 2001.

             10.5     Letter Agreement to Tenth Amendment to Loan and Security
                      Agreement by and between Congress Financial Corporation
                      (Western), Krause's Custom Crafted Furniture Corp. and its wholly owned subsidiary, Castro Convertible Corporation, dated as of May 9, 2001.

             10.6 Amendment to Supplemental Securities Purchase Agreement between the Company, General Electric Capital Corporation and Japan Omnibus Ltd. made as of April 10, 2001.