Form 10-Q
period 2001-06-24
KRAUSES FURNITURE INC
filed 2001-08-13
CIK 701974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number:  0-17868

                            KRAUSE'S FURNITURE, INC.
                    DEBTOR-IN-POSSESSION AS OF JULY 20, 2001
             (Exact name of registrant as specified in its charter)

          Delaware                                        77-0310773
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
      of incorporation)

200 North Berry Street, Brea, California                  92821-3903
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

As of August 1, 2001 the Registrant had 24,235,596 shares of $.001 par value common stock outstanding.

                                      INDEX

                                                                              Page
                                                                              ----

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements (This Form 10-Q has not been reviewed by an independent public accountant)

         - Consolidated balance sheet (unaudited)                               3

         - Consolidated statement of operations (unaudited)                     4

         - Consolidated statement of cash flows (unaudited)                     5

         - Notes to consolidated financial statements (unaudited)             6 - 12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       13 - 19

Item 3.  Market Risk                                                           19


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                                    20

Item 2.   Changes in Securities and Use of Proceeds                            20

Item 3.   Defaults Upon Senior Securities                                      20

Item 4.   Submission of Matters to a Vote of Security Holders                  20

Item 5.   Other Information                                                    20

Item 6.   Exhibits and Reports on Form 8-K                                     20

          SIGNATURES                                                           21

PART I, ITEM 1

                            KRAUSE'S FURNITURE, INC.
                   (DEBTOR-IN-POSSESSION AS OF JULY 20, 2001)
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    June 24,      December 24,
                                                                                      2001            2000
                                                                                   (unaudited)    (as restated)
                                                                                   -----------    -------------
                                               ASSETS

Current assets:
    Cash and cash equivalents                                                       $   1,457       $  1,850
    Restricted cash                                                                        --          5,880
    Accounts receivable, net of allowance of $404 for doubtful accounts
        ($320 at December 24, 2000)                                                     1,481          1,910
    Inventories                                                                        20,415         24,284
    Prepaid expenses                                                                    1,396          1,366
                                                                                    ---------       --------
        Total current assets                                                           24,749         35,290

Property, equipment, and leasehold improvements, net                                   14,097         15,477
Goodwill, net                                                                              --         11,392
Leasehold interests, net                                                                  383            477
Other assets                                                                            2,126          2,344
                                                                                    ---------       --------
                                                                                    $  41,355       $ 64,980
                                                                                    =========       ========

               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                $  14,481       $ 12,580
    Accrued payroll and related expenses                                                1,844          2,062
    Other accrued liabilities                                                           6,083          5,209
    Customer deposits                                                                   8,362          5,045
    Notes payable                                                                      23,516            649
                                                                                    ---------       --------
        Total current liabilities                                                      54,286         25,545
                                                                                    ---------       --------

Long-term liabilities:
    Notes payable                                                                         382         25,193
    Other                                                                               2,640          1,946
                                                                                    ---------       --------
        Total long-term liabilities                                                     3,022         27,139
                                                                                    ---------       --------

Commitments and contingencies

Mandatorily redeemable preferred stock, $.001 par value, 450,000 designated,
    369,127 shares outstanding; redemption value $50 per share                         18,184         18,252

Stockholders' deficit:
    Convertible preferred stock, $.001 par value; 2,666,667 shares authorized,
         450,000 designated; 369,127 shares outstanding                                    --             --
    Common stock, $.001 par value; 100,000,000 shares authorized,
        24,212,869 shares outstanding (23,604,865 at December 24, 2000)                    24             24
    Capital in excess of par value                                                     65,923         65,855
    Accumulated deficit                                                              (100,084)       (71,835)
                                                                                    ---------       --------
        Total stockholders' deficit                                                   (34,137)        (5,956)
                                                                                    ---------       --------
                                                                                    $  41,355       $ 64,980
                                                                                    =========       ========


                             See accompanying notes.

                            KRAUSE'S FURNITURE, INC.
                   (DEBTOR-IN-POSSESSION AS OF JULY 20, 2001)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                       -----------------------       -----------------------
                                                       June 24,       June 25,       June 24,       June 25,
                                                         2001           2000           2001           2000
                                                       --------       --------       --------       --------

Net sales                                              $ 30,347       $ 36,249       $ 66,359       $ 76,306
Cost of sales                                            16,210         18,679         34,644         38,734
                                                       --------       --------       --------       --------
Gross profit                                             14,137         17,570         31,715         37,572

Operating expenses:
    Selling                                              17,432         17,030         35,979         35,230
    General and administrative                            3,429          3,347          6,651          6,423
    Store closure charge                                     --             --          3,068             --
    Asset impairment charge                              10,882             --         10,882             --
    Amortization of goodwill                                255            255            510            510
                                                       --------       --------       --------       --------
                                                         31,998         20,632         57,090         42,163
                                                       --------       --------       --------       --------

Loss from operations                                    (17,861)        (3,062)       (25,375)        (4,591)

Interest expense                                         (1,119)          (980)        (2,565)        (1,615)
Other income (expense)                                     (273)            15           (309)            --
                                                       --------       --------       --------       --------

Net loss                                               $(19,253)      $ (4,027)      $(28,249)      $ (6,206)
                                                       ========       ========       ========       ========

Basic and diluted loss per share                       $   (.80)      $   (.18)      $  (1.18)      $   (.40)
                                                       ========       ========       ========       ========


Number of shares used in computing loss per share        24,021         22,089         23,974         22,070
                                                       ========       ========       ========       ========


                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC
                   (DEBTOR-IN-POSSESSION AS OF JULY 20, 2001)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Twenty-Six Weeks Ended
                                                                                -----------------------
                                                                                June 24,       June 25,
                                                                                  2001           2000
                                                                                --------       --------

Cash flows from operating activities:
Net loss                                                                        $(28,249)      $ (6,206)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
      Depreciation and amortization                                                2,016          1,684
      Asset impairment charge                                                     10,882
      Store closing charge                                                         3,068             --
      Other non-cash charges                                                       1,510          1,216
   Change in assets and liabilities
      Accounts receivable                                                            429           (696)
      Inventories                                                                  3,869            753
      Prepaid expenses and other assets                                             (369)            71
      Accounts payable and other liabilities                                         178         (5,675)
      Customer deposits                                                            3,317          2,575
                                                                                --------       --------
            Net cash used by operating activities                                 (3,349)        (6,278)
                                                                                --------       --------

Cash flows from investing activities:
    Capital expenditures                                                            (424)        (2,414)
                                                                                --------       --------
            Net cash used by investing activities                                   (424)        (2,414)
                                                                                --------       --------

Cash flows from financing activities:
    Proceeds from borrowings                                                      70,314         92,498
    Principal payments on borrowings                                             (72,814)       (92,340)
    Decrease in restricted cash                                                    5,880             --
    Net proceeds from issuance of mandatorily redeemable preferred stock              --         18,700
                                                                                --------       --------
            Net cash provided by financing activities                              3,380         18,858
                                                                                --------       --------

Net increase (decrease) in cash                                                     (393)        10,166
Cash and cash equivalents at beginning of period                                   1,850             80
                                                                                --------       --------

Cash and cash equivalents at end of period                                      $  1,457       $ 10,246
                                                                                ========       ========

Supplemental disclosures of cash flow information -
    Cash paid during the period for interest                                    $    997       $    895
    Issuance of mandatorily redeemable preferred stock to pre-pay interest
         on subordinated debt                                                         --          2,175
    Conversion of mandatorily redeemable preferred stock to common
         stock                                                                        62            480


                             See accompanying notes.

                             KRAUSE'S FURNITURE, INC
                     Debtor-in-Possession as of July 20, 2001
 -------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation and Chapter 11 Proceedings.

     The accompanying unaudited consolidated financial statements of Krause's Furniture, Inc. (the "Company") and its wholly owned subsidiary, Krause's Custom Crafted Furniture Corp. ("Krause's") and its principal subsidiary, Castro Convertible Corporation ("Castro") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect only normal recurring adjustments (except as described in Note 11) which are, in the opinion of management, necessary for a fair presentation for the periods reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations, although management believes that the disclosures made are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K and amendments thereto for the year ended December 24, 2000. The results of operations for the thirteen and twenty-six weeks ended June 24, 2001 are not indicative of results to be expected in future periods.

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

     The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The filing of the Chapter 11 Petitions (defined below), losses from operations and negative cash flow from operations raise substantial doubt about the Company's ability to continue as a going concern. As a result of the Chapter 11 filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty.

     On July 20, 2001, (the "Petition Date") the Company, Krause's and Castro (collectively the "Debtors") filed voluntary bankruptcy petitions (the "Chapter 11 Petitions") under Chapter 11 ("Chapter 11") of the U.S. Bankruptcy Code (as amended from time to time, the "Bankruptcy Code") in the United States Bankruptcy Court in the Central District of California, Santa Ana Division (the "Bankruptcy Court") (Case Nos. SA01-16357 JB, SA01-16360 JB, and SA01-16361 JB) all of which have been administratively consolidated. Since the Petition Date, the Debtors have continued in possession of their properties and, as Debtors-in-possession, are authorized to operate and manage their businesses and enter into transactions (including obtaining services, inventories, and supplies) in the ordinary course of business, or to enter in various other transactions out of the ordinary course of business subject to approval of the Bankruptcy Court, after notice and hearing. On August 2, 2001, the Office of the United States Trustee for the Central District of California appointed a statutory Creditors' Committee of unsecured creditors.

     As of the Petition Date, most actions to collect pre-petition indebtedness are stayed. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations if approved by the Bankruptcy Court. Parties affected by these rejections may file claims with the Bankruptcy Court. In a Chapter 11 filing, substantially all pre-petition liabilities are subject to satisfaction, compromise or other treatment if a plan of reorganization is filed, voted upon by creditors and equity holders and is confirmed by the Bankruptcy Court.

     The Debtor's operations were cash-flow negative immediately prior to the commencement of the Chapter 11 cases, and the Debtors did not have the capital to fund such losses. Despite the losses from the operation of their businesses, the Debtors have significant value in their existing inventory and perhaps some of their unexpired non-residential leases. The primary asset of the Debtors is their inventory consisting of finished furniture and other household goods located in the Debtors' showrooms and the distribution centers, raw materials and other work products located at their factory in Brea, California (the "Factory"), and such other finished goods into which the raw materials may be converted (the "Merchandise"). The Debtors' Merchandise and other assets are subject to the security interest of the debtor's principal secured lender, Congress Financial Corporation (Western) ("Congress Financial").

     Prior to the commencement of these Chapter 11 cases, the Debtors engaged in lengthy negotiations with Congress Financial, to determine the best way to maximize the recovery to the Debtor's estates from the sale of the Debtors' assets. After exploring several options, the Debtors, with the consent of Congress Financial, developed a comprehensive two phase plan, all of which is subject to the Bankruptcy Court's approval, to sell substantially all of their assets either through going-out-of-business sales (the "GOB Sales") and/or a sale of a substantial amount of their assets located at approximately 57 of their showrooms, their distribution centers and their factory and headquarters in Brea, California as a going concern sale (the "Going Concern Sale", and collectively with the GOB Sales, the "363 Sales"). During the first phase, the Debtors will retain an outside liquidation agent, subject to overbids, to conduct the GOB Sales and liquidate the Merchandise located at approximately 25 of their remaining 89 showrooms (the "Showroom(s)"). The Merchandise at some of the previously closed locations has been moved to these 25 showrooms. The first phase of the GOB Sales is estimated to take approximately ten (10) weeks from the commencement of said sales.

     During the ten (10) weeks of the first phase of the GOB Sales, the Debtors will actively pursue a sale of approximately 57 of their remaining business operations as a smaller going concern. The Debtors have received an offer from a group that includes the Company's Chairman and Chief Executive Officer and certain investors not affiliated with the Company, to purchase 57 of their remaining Showrooms, the merchandise contained therein, the Debtors interest in the leases of said premises and certain assets related to the Debtor's manufacturing and administrative facilities (the "Remaining Assets"), subject to certain conditions, and overbids. The Debtor has filed with the Bankruptcy Court motions for approval of the sale procedures and to pay break-up fees which governs both the Going Concern Sale and both phases of the GOB Sales.

     If the Debtors are unable to close a going concern sale of the Remaining Assets by September 30, 2001, the Debtors, have agreed with Congress Financial that they will immediately proceed with the second phase of the GOB Sales to liquidate the Merchandise at the remaining 57 Showrooms, distribution centers, and the Factory, with the assistance of the outside liquidating agent. The Debtors will also seek to assume and assign their interests in any unexpired leases of real property that have value through an auction process. The second phase of the GOB Sales, if initiated, along with the assumption and assignment of the Debtors' interests in any valuable unexpired non-residential leases through an auction format, is expected to be completed within approximately ten (10) weeks of the commencement of this phase of the GOB Sales.

     The liquidation and/or sale of substantially all of the assets of the Debtors constitute the Debtors' exit strategy in these Chapter 11 cases and the Debtors have submitted motions to implement the aforedescribed sales.

     Prior to the opening of trading on July 23, 2001, the American Stock Exchange ("AMEX"), as a result of the Company's Chapter 11 Petition, halted trading in the Company's Common Stock. The AMEX has informed the Company that it will initiate procedures to delist the Company's Common Stock and the Company does not intend to appeal AMEX's determination to delist the Company's Common Stock.

2.   No Quarterly Review By Independent Public Accountants

     The Company's former independent public accountants resigned on May 8, 2001 as more fully disclosed in the Company's Form 8-K dated May 14, 2001 which is referred to in Part II, Item 6(b) of this Form 10-Q. The Company has not yet engaged new independent public accountants and accordingly, was unable to have these consolidated financial statements reviewed prior to filing. The Company has applied to the Bankruptcy Court to engage independent public accountants. If approval is obtained, it anticipates having a review of its consolidated financial statements completed and will then amend this Form 10-Q.


3.   Cash and Restricted Cash

     The restrictions on the use of cash were removed effective April 10, 2001 as more fully described in Note 8.


4.   Inventories

     Inventories are carried at the lower of cost or market using the first-in, first-out method and are comprised of the following:

                                               June 24,   December 24,
                                                2001         2000
                                               --------   ------------
                                                   (in thousands)

     Manufactured finished goods               $ 8,517      $ 8,843
     Finished goods purchased from others        8,769       11,016
     Work in progress                              468          153
     Raw materials                               2,661        4,272
                                               -------      -------
                                               $20,415      $24,284
                                               =======      =======

5.   Notes Payable

     Notes payable consists of the following:

                                                                          December 24,
                                                                              2000
                                                                          (as restated-
                                                      June 24, 2001        see Note 10)
                                                      -------------       -------------
                                                                (in thousands)

     Secured revolving credit notes                      $ 11,822           $ 14,031
     Subordinated notes payable to shareholders            12,201             12,001
     Unamortized debt discount, net of
         Accumulated amortization of $3,308
         ($2,952 at December 24, 2000)                       (967)            (1,323)
     Other notes                                              842              1,133
                                                         --------           --------
                                                           23,898             25,842
     Less current portion                                  23,516                649
                                                         --------           --------
                                                         $    382           $ 25,193
                                                         ========           ========

     The secured revolving credit notes were issued under a revolving credit agreement, which was most recently amended May 9, 2001, (the "Revolving Credit Facility") between Krause's and a Congress Financial that expires March 2002. The Revolving Credit Facility provides for revolving loans of up to $15 million, based on the value of eligible inventories. There was no available borrowing capacity under the terms of the Revolving Credit Facility at June 24, 2001. As of the Petition Date, the loan balance was $11.1 million. Substantially all of Krause's assets are pledged as collateral for the loan that is guaranteed by the Company. Interest on the loan is payable monthly at 2.5% in excess of the prime rate (7.00% at June 24, 2001). Effective August 8, 2001 the Company has replaced the Revolving Credit Facility with a Debtor-In-Possession facility (the "DIP Facility") as more fully described in Note 6.

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

     Pursuant to the terms of the Agreement and the Revolving Credit Facility, the Company and Krause's are required to maintain certain financial ratios and minimum levels of net worth and working capital. In addition, the Company and Krause's are restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders. As of June 24, 2001, the Company and Krause's were not in compliance with the terms and conditions of both the Agreement and the Revolving Credit Facility, and as a result, the related debt has been classified as a current liability. As of the Petition Date the lenders under the Revolving Credit Facility and the Agreement have been stayed from enforcing certain of their remedies in the event of a default.

6.   Debtor-In-Possession Financing

     On August 8, 2001, the Bankruptcy Court entered an order preliminarily approving debtor-in-possession financing and the use of cash collateral. The DIP Facility is being provided by Congress Financial, bears interest at 2.50% in excess of the prime rate, and is secured by a priority lien on all assets of the Debtors.

     The DIP Facility terminates as to Congress Financial's obligation to fund reasonable and necessary general operating expenses, in accordance with an agreed budget, on the earliest to occur (assuming the entry of a final order by the Bankruptcy Court in a form satisfactory to Congress Financial) of (1) an Event of Default, as specified in the Stipulation entered into by the Debtor's with Congress Financial, (2) the secured obligations (both pre-petition and post-petition) being paid in full or (3) March, 2002. Congress Financial is also obligated to fund the expenses associated with the GOB sales and the expenses necessary to complete the build-out and delivery of all uncompleted customer orders subject to the terms of the DIP Facility. To the extent the Bankruptcy Court does not enter a final order approving the DIP Facility in a form satisfactory to Congress Financial, Congress Financial is under no obligation to further advance funds to the Debtors.

     The maximum permitted borrowings under the DIP facility is $15 million, including the pre-petition debt to Congress of approximately $11.1 million. Available borrowings under the DIP Facility, which are based on the value of eligible collateral, were approximately $2.4 million as of August 8, 2001.


7.   Closed Store Reserve

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

     A description of the liability at June 24, 2001 is as follows:

                                                          Store Closing        Paid or        Store Closing
                                                              Charge           Charged          Reserve
                                                          -------------        -------        -------------
                                                                           (in thousands)

     Estimated lease costs from store closing until
          sublease                                           $ 1,327           $  (430)          $  897
     Estimated sublease shortfall                              2,141                --            2,141
     Deferred rent adjustment                                   (400)              400               --
                                                             -------           -------           ------
                                                             $ 3,068           $   (30)          $3,038
                                                             =======           =======           ======

8.   Mandatorily Redeemable Preferred Stock

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

     On July 17, 2000, the requisite holders of the Series A Convertible Preferred Stock consented to release $2.5 million of the $10 million described above for general corporate purposes. On April 10, 2001, they consented to remove all restrictions on the use of this cash in exchange for the Company agreeing to issue warrants to purchase an aggregate of 33,000 shares of Series A Convertible Preferred Stock at an exercise price of $0.01 per share to be allocated among the current holders based on the number of shares of Series A Convertible Preferred Stock held by such holders, which were subsequently issued on July 18, 2001.


9.   Net Loss Per Share

     Net loss per share amounts were computed based on the weighted average number of common shares outstanding during the periods reported. Common equivalent shares are not included in the computation since such share equivalents are antidilutive. A deemed dividend related to a favorable conversion feature of the Company's Series A Convertible Preferred Stock has been deducted from the net loss to arrive at loss available to common shareholders for the twenty-six weeks ended June 25, 2000.

     The following is a reconciliation of the Company's net loss and weighted average shares outstanding for the purpose of calculating basic and diluted loss per share for all periods:

                                            Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                           -----------------------       ----------------------
                                           June 24,       June 25,       June 24,      June 25,
                                             2001           2000           2001          2000
                                           --------       --------       --------      --------
                                                              (in thousands)

     Net Loss                              ($19,253)      ($ 4,027)      ($28,249)     ($ 6,206)
     Less: deemed preferred
       stock dividend                            --             --             --         2,591
                                           --------       --------       --------      --------
     Loss allocated to
       common stockholders                 ($19,253)      ($ 4,027)      ($28,249)     ($ 8,797)
                                           ========       ========       ========      ========
     Weighted average shares
       Outstanding                           24,021         22,089         23,974        22,070
                                           ========       ========       ========      ========
     Basic and diluted loss per share      ($  0.80)      ($  0.18)        ($1.18)     ($  0.40)
                                           ========       ========       ========      ========

10.  Reclassification of Notes Payable

     As of December 24, 2000, the Company and Krause's were not in compliance with the terms and conditions of both a Supplemental Securities Purchase Agreement and Revolving Credit Facility, which agreement and facility are more fully described in Note 5, and, as a result, the related debt was classified as a current liability. Subsequently, the Company and Krause's obtained waivers of such non-compliance, and, as a result, the audited Balance Sheet as of December 24, 2000 has been restated to classify the related debt as a long term liability.


11.  Asset Impairment Charge

     The asset impairment charge consists of the write-off of the Company's goodwill. The Company has continually evaluated whether events and circumstances have occurred that would indicate that the remaining balance of goodwill may not be recoverable. Due to the Chapter 11 proceedings and related exit strategies referred to in Note 1, the Company determined that it was necessary to write off the remaining goodwill. As a result of this evaluation, the Company recorded a charge of $10,882,000.


12.  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on our financial position and results of operations.

PART I, ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These statements include those throughout the report using such forward-looking terminology as "may," "will," "expect," "anticipate," "continue," "estimate," or the negative of these terms or other comparable terminology and are not statements of historical facts and may be forward-looking. These statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. Among other things

     o the ability of the Company to operate successfully under Chapter 11 proceedings;

     o the ability of the Company to operate pursuant to the terms of the debtor-in-possession financing;

     o    approval of plans and activities by the Bankruptcy Court;

     o the continued willingness of the Company's customers and employees to maintain their relationships with the Company during this period;

     o if approved by the Bankruptcy Court, the ability of the Company to sell substantially all of their assets either through going-out-of-business sales and/or a sale of a substantial amount of their assets and factory as a going concern sale as well as the impact of such sales;

     o    risks associated with operating a business in Chapter 11;

     o    demand for and acceptance of the Company's products could decrease;

     o changes in the retail environment and the ability of the Company to execute its operating strategies;

     o    the success of planned marketing and promotional campaigns;

     o    the Company's vendors willingness to supply raw materials;

     o    power outages in California could disrupt operations; and

     o    competition from existing and new competitors;.

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

     At this time, it is not possible to predict the outcome, or the financial impact on the Company of the Chapter 11 Petitions. Unsecured claims will in all likelihood be satisfied at substantially less than 100% of their face value and the equity interests of the Company's shareholders are expected to have little or no value. The Company believes the Debtor-in-Possession Credit Facility ("DIP Facility") approved by the Court on August 8, 2001, should provide the Company with adequate liquidity to conduct its business during the Chapter 11 Case.


LIQUIDITY AND CAPITAL RESOURCES

     As discussed in Note 1 to the accompanying consolidated financial statements, on July 20, 2001, Krause's Furniture, Inc. (the "Company") and its subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in the Central District of California, Santa Ana Division (Case Nos. SA01-16357 JB, SA01-16360 JB, and SA01-16361 JB). Since the Petition Date, the Company has continued in possession of its properties and, as debtor-in-possession, is authorized to operate and manage its businesses and enter into all transactions (including obtaining services, inventories, and supplies) in the ordinary course of business, or out of the ordinary course of business subject to approval of the Bankruptcy Court, after notice and hearing.

     Requirements for the payment of unsecured debt, accounts payable and other liabilities that arose prior to the Petition Date are in most cases stayed while the Company is under the protection of the Bankruptcy Court.

     The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business and have not been adjusted to reflect the Company's inability to continue as a going concern. We incurred a loss of $28,249,000 for the first twenty-six weeks of fiscal 2001. In addition, we incurred net losses and have had negative cash flows from operating activities over the past five years, have an accumulated deficit of $100,084,000 as of June 24, 2001 and were not in compliance with certain debt covenants as of June 24, 2001. These factors, along with the Chapter 11 Case, indicate that there is substantial doubt about the Company's ability to continue as a going concern.

     Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

     In recent periods, the Company has incurred additional debt and raised equity capital to cover operating deficits and to finance its strategies. As more fully described in Note 8 to the Consolidated Financial Statements, on January 14 and 19, 2000, the Company completed a private placement of 380,000 shares of Series A Convertible Preferred Stock, net proceeds from which totaled $18,700,000. On May 5, 2000, the Company and the holders of its subordinated notes exercised their respective options to eliminate cash interest on the subordinated notes for the period March 1, 2000 through March 31, 2001 in exchange for issuance of 24,702 shares of Series A Convertible Preferred Stock.

     As of March 25, 2001, the use of all of the Company's cash and cash equivalents of $5,157,000 were restricted under the terms of the Series A Convertible Preferred Stock Securities Purchase Agreement. As of April 10, 2001, the restrictions on the use of these proceeds were removed and this cash became available for general corporate purposes.


Cash Flow - Twenty-Six weeks ended June 24, 2001

     During the twenty-six weeks ended June 24, 2001, cash and cash equivalents decreased by $393,000. Operating activities used net cash of $3,349,000, principally from a cash loss from operations of $10,773,000; and increases in prepaid expenses and other assets of $369,000, offset in part by increases in customer deposits of $3,317,000 and accounts payable and other liabilities of $178,000 and a decrease in accounts receivable and inventories of $429,000 and $3,869,000, respectively. Investing activities during the period included capital expenditures of $424,000. Financing activities during the period consisted principally of net payments of $2,209,000 on the Company's Revolving Credit Facility, $291,000 of principal payments on other indebtedness and the use of $5,880,000 of previously restricted cash.


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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of net revenues to certain items included in the Consolidated Statement of Operations:

                                         Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                        ----------------------      ----------------------
                                        June 24,      June 25,      June 24,      June 25,
                                          2001          2000          2001          2000
                                        --------      --------      --------      --------

     Net sales                            100.0%        100.0%        100.0%        100.0%
     Cost of sales                         53.4          51.5          52.2          50.8
                                         ------        ------        ------        ------
     Gross profit                          46.6          48.5          47.8          49.2

     Operating expenses:
         Selling                           57.4          47.0          54.2          46.2
         General and administrative        11.3           9.2          10.0           8.4
         Store closure charge                --            --           4.6            --
         Asset impairment charge           35.9            --          16.4            --
         Amortization of goodwill           0.8           0.7           0.7           0.7
                                         ------        ------        ------        ------
                                          105.4          56.9          85.9          55.3
                                         ------        ------        ------        ------

     Loss from operations                 (58.8)         (8.4)        (38.1)         (6.1)

     Interest expense                      (3.7)         (2.7)         (3.9)         (2.1)
     Other income (expense)                (0.9)           --          (0.5)           --
                                         ------        ------        ------        ------

     Net loss                             (63.4%)       (11.1%)       (42.5%)        (8.2%)
                                         ======        ======        ======        ======

     Store Data                             Thirteen Weeks Ended      Twenty-Six Weeks Ended
     ----------                             ---------------------     ----------------------
                                            June 24,     June 25,     June 24,     June 25,
                                              2001         2000         2001         2000
                                            --------     --------     --------     --------
     Stores open at beginning of period         98           95           99           91
     Stores opened during period                 1            2            1            8
     Stores closed during period                10            1           11            3
                                             -----        -----        -----        -----
     Stores open at end of period               89           96           89           96
                                             =====        =====        =====        =====
     Average sales per showroom(1)           $ 315        $ 370        $ 669        $ 785
     Comparable store sales decrease(2)      (17.0%)       (8.0%)      (15.7%)       (1.2%)

----------
(1) Based upon the weighted average number of stores open during the period indicated.

(2) Comparable store sales are calculated by excluding the net revenues of any store for any month of the period if the store was not open during the same month of the prior period. Also, a store opened at any time during the month is deemed to have been open for the entire month.

Thirteen weeks ended June 24, 2001 compared to thirteen weeks ended March 26,
2000

     Net Revenues. Net revenues, which are composed of product sales and delivery income were $30,347,000 for the second quarter of fiscal 2001 compared to $36,249,000 for the comparable period of fiscal 2000. The $5,902,000 decrease in net revenues, as compared to the equivalent period in the prior year, was composed of a decrease of $5,578,000 or 17.0% in same store sales; a decrease of $1,686,000 related to closed stores; a decrease of $293,000 from sales of the CastroContract Division and a decrease in delivery income of $13,000 offset in part by an increase of $1,668,000 from new stores.

     Gross Profit. Gross profit was 46.6% of net revenues in the second quarter of fiscal 2001, as compared to 48.5% of net revenues for the comparable period of fiscal 2000. The decrease in gross profit was primarily the result of a significantly increased mix of clearance merchandise sold at the showrooms which began conducting store closing sales combined with additional promotional discounting in the remainder of the showrooms.

     Selling Expenses. Selling expenses were $17,432,000 or 57.4% of net revenues in the second quarter of fiscal 2001 compared to $17,030,000 or 47.0% of net revenues in the same period last year. The increase in selling expenses as a percentage of net revenues was due primarily to higher occupancy costs associated with showrooms opened in fiscal 2000, costs associated with showrooms which began conducting store closing sales and the interplay of fixed costs across a negative comparable sales base.

     General and Administrative Expenses. General and administrative expenses increased by $82,000 and as a percentage of sales rose from 9.2% for the quarter ended June 25, 2000 to 11.3% for the quarter ended June 24, 2001. The increase in general and administrative expenses for fiscal 2001 as compared to the same period in fiscal 2000 was due primarily to higher payroll costs.

     Asset Impairment Charge. The asset impairment charge consists of the write-off of the Company's goodwill. The Company has continually evaluated whether or not events and circumstances have occurred that would indicate that the remaining balance of goodwill may not be recoverable. Due to the Chapter 11 proceedings and related exit strategies referred to in Note 1 to the accompanying consolidated financial statements, the Company determined that it was necessary to write off the remaining goodwill of $10,882,000.

     Interest Expense. Interest expense, including amortization of debt discounts, deferred financing costs, loan agreement amendment fees and late charges, net of interest income, for the quarter ended June 24, 2001 increased by $139,000 over the same period in the prior fiscal year due primarily to an increase in late fees and a decrease in interest income resulting from lower invested balances. Interest expense consists of the following:

                                                     June 24,    June 25,
                                                       2001        2000
                                                     --------    --------
                                                        (in thousands)

     Interest expense on debt                         $  829      $  917
     Amortization of debt discounts and deferred
         Financing costs                                 146         220
     Late fees                                           153          --
                                                      ------      ------
                                                       1,128       1,137
     Interest income                                       9         157
                                                      ------      ------
     Interest expense, net                            $1,119      $  980
                                                      ======      ======

     Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the second quarter of fiscal 2001 or fiscal 2000 due to uncertainties regarding the realization of deferred tax assets available.

     Net Loss. As a result of the above factors, the net loss was $19,253,000 for the quarter ended June 24, 2001 as compared to a loss of $4,027,000 in the same period of the prior fiscal year. Net loss per share in the 2001 quarter was $0.80 versus a net loss per share of $0.18 in the same period of fiscal 2000.


Twenty-six weeks ended June 24, 2001 compared to twenty-six weeks ended June 25, 2000

     Net Sales. Net sales for the twenty-six weeks ended June 24, 2001 were $66,359,000 compared to $76,306,000 for the comparable period of fiscal 2000, representing an decrease of $9,947,000 or 13.0%. The $9,947,000 decrease in net revenues, as compared to the equivalent period in the prior year, was composed of a decrease of $11,031,000 or 15.7% in same store sales; a decrease of $2,821,000 related to closed stores; a decrease of $196,000 from sales of the CastroContract Division and a decrease in delivery income of $34,000 offset in part by an increase of $4,135,000 from new stores.

     Gross Profit. Gross profit was 47.8% of net sales in the twenty-six weeks ended June 24, 2001, as compared to 49.2% of net sales for the comparable period of fiscal 2000. The decrease in gross profit was primarily the result of an increased mix of clearance merchandise sold at the locations which began conducting store closing sales combined with additional promotional discounting in the remainder of the showrooms.

     Selling Expenses. Selling expenses were $35,979,000 or 54.2% of sales in the twenty-six weeks ended June 24, 2001 compared to $35,230,000 or 46.2% of sales in the same period last year. The increase of $749,000 in selling expenses was primarily due to higher occupancy costs related to new store openings in FY 2000, costs associated with showrooms which began conducting store closing sales and the interplay of fixed costs across a negative comparable sales base.

     General and Administrative Expenses. General and administrative expenses increased by $228,000 and as a percentage of sales rose from 8.4% for the twenty-six weeks ended June 25, 2000 to 10.0% for the twenty-six weeks ended June 24, 2001 due primarily to higher payroll costs applied to a lower net revenue base.

     Asset Impairment Charge. The asset impairment charge consists of the write-off of the Company's goodwill. The Company has continually evaluated whether or not events and circumstances have occurred that would indicate that the remaining balance of goodwill may not be recoverable. Due to the Chapter 11 proceedings and related exit strategies referred to in Note 1, the Company determined that it was necessary to write off the remaining goodwill of $10,882,000.

     Interest Expense. Interest expense, including amortization of debt discounts, deferred financing costs, loan agreement amendment fees and late charges, net of interest income, for the twenty-six weeks ended June 24, 2001 increased by $950,000 over the same period in the prior fiscal year. $502,000 of the increase was due to amortization of the value of the Company's preferred shares, issued in fiscal 2000 in lieu of the payment of cash interest, $275,000 of the increase was related to loan agreement amendment fees and $243,000 on the increase related to late fees. Interest income decreased as a result of lower invested balances. Interest expense consists of the following:

                                                     June 24,    June 25,
                                                       2001        2000
                                                     --------    --------
                                                        (in thousands)

     Interest expense on debt                         $2,008      $1,470
     Amortization of debt discounts and deferred
         Financing costs                                 366         414
     Late fees                                           243          --
                                                      ------      ------
                                                       2,617       1,884
     Interest income                                      52         269
                                                      ------      ------
     Interest expense, net                            $2,565      $1,615
                                                      ======      ======

     Income Taxes. The Company paid no income taxes and no income tax benefit was recorded for either the twenty-six weeks ended June 24, 2001 or for the same period in fiscal 2000 due to uncertainties regarding the realization of deferred tax assets available.

     Net Loss. As a result of the above factors, the net loss was $28,249,000 for the twenty-six weeks ended June 24, 2001 as compared to a loss of $6,206,000 in the same period of the prior fiscal year. Net loss per share in the 2001 period was $1.18 versus a loss of $0.40 in the same period of fiscal 2000.


Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on our financial position and results of operations.

Stock Delisting

     Prior to the opening of trading on July 23, 2001, the American Stock Exchange ("AMEX"), as a result of the Company's Chapter 11 Petition, halted trading in the Company's Common Stock. The AMEX has informed the Company that it will initiate procedures to delist the Company's Common Stock and the Company does not intend to appeal AMEX's determination to delist the Company's Common Stock.

PART I, ITEM 3

Market Risk Exposure

     There were no material changes in items affecting market risk. Refer to the Company's Annual Report on Form 10-K and amendments thereto for the year ended December 24, 2000 for more detail.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On July 20, 2001, Krause's Furniture, Inc. (the "Company") issued a press release stating that the Company and its subsidiaries had filed voluntary bankruptcy petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in the Central District of California, Santa Ana Division (Case Nos. SA01-16357 JB, SA 01-16360 JB, and SA 01-16361 JB). The Company also filed a Form 8-K on July 24, 2001 disclosing the bankruptcy petitions.

     Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended December 24, 2000. There has been no material change.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     Krause's Custom Crafted Furniture Corp. and Castro Convertible Corporation (collectively, "Borrowers"), the Company's primary subsidiaries, were in default under the Revolving Credit Facility with Congress Financial Corporation (Western) ("Congress") because the Borrowers did not meet the Adjusted Net Worth and minimum Working Capital test at June 24, 2001, contained in that certain Tenth Amendment to Loan and Security Agreement dated as of April 10, 2001.

     The Company was in default under the Agreement with General Electric Capital Corporation and Japan Omnibus Ltd. (collectively, "Subordinated Lenders") as of June 24, 2001, for not maintaining Minimum Consolidated Net Worth, Maximum Ratio of Total Indebtedness to Consolidated Net Worth and the Minimum Fixed Charge Ratio.

     As of the Petition Date, both Congress and the Subordinated Lenders were stayed from enforcing certain of their remedies in the event of a default under the Revolving Credit Facility and the Agreement, respectively.

Item 4. Submission of Matters to a Vote of Security-Holders

     None

Item 5. Other Information

     Prior to the opening of trading on July 23, 2001, the American Stock Exchange ("AMEX"), as a result of the Company's Chapter 11 Petition, halted trading in the Company's Common Stock. The AMEX has informed the Company that it will initiate procedures to delist the Company's Common Stock and the Company does not intend to appeal AMEX's determination to delist the Company's Common Stock.

Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended June 24, 2001

     (a)  Exhibits

     (b)  Reports on Form 8-K

          The Company filed a Form 8-K on May 8, 2001 related to the resignation of the Registrant's independent public accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        KRAUSE'S FURNITURE, INC.
                                                        (Registrant)


Date: August 13, 2001                                   /s/ Philip M. Hawley
                                                        ------------------------
                                                            Philip M. Hawley
                                                            Chairman of the
                                                            Board and Chief
                                                            Executive Officer
                                                            (Principal Executive
                                                            Officer)



Date: August 13, 2001                                   /s/ Robert A. Burton
                                                        ------------------------
                                                            Robert A. Burton
                                                            Executive Vice
                                                            President and Chief
                                                            Financial Officer
                                                            (Principal Financial
                                                            Officer and
                                                            Principal Accounting
                                                            Officer)